Form 10-K
period 2003-12-31
WASHTENAW GROUP INC
filed 2004-03-26
CIK 1263282

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-31795

THE WASHTENAW GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

MICHIGAN	20-0126218
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3767 Ranchero Drive, Ann Arbor, Michigan	48108
(Address of Principal Executive Offices)	(Zip Code)

(734) 662-9733
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes  ☐  No  ☒

The issuer’s voting stock trades on the American Stock Exchange under the symbol “TWH.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on December 31, 2003, was $31,418,357 ($7.00 per share based on 4,488,351 shares of common stock outstanding).

As of March 15, 2004, there were issued and outstanding 4,488,351shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.                                       Portions of the Definitive Proxy Statement in connection with the Annual Meeting of Stockholders for the Fiscal Year Ended December 31, 2003 (Part II).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-K, including some statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” are forward-looking statements about what may happen in the future.  They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans.  These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change.  Our actual results could be very different from and worse than our expectations for various reasons.  You are urged to carefully consider these factors, as well as other information contained in this Form 10-K.

INTRODUCTION

Item 1.    Business

General

The Washtenaw Group, Inc. was incorporated in Michigan on August 22, 2003 to own and control all of the outstanding capital stock of Washtenaw Mortgage Company.  Washtenaw is engaged primarily in the mortgage banking business.  The Washtenaw Group has no employees other than executive officers who do not receive compensation from The Washtenaw Group for serving in this capacity.  See “Management - Director and Executive Officer Compensation.”  The Washtenaw Group engages in no other operations other than the management of its investments in Washtenaw Mortgage Company.

Our internet address is www.TheWashtenawGroup.com.  We make available free of charge on www.TheWashtenawGroup.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our recently adopted Code of Business Conduct and Ethics is also available on our website.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC.  Requests should be directed to:

Howard Nathan
The Washtenaw Group, Inc.
3767 Ranchero Drive
Ann Arbor, Michigan 48108

The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.  The website is and is only intended to be an inactive textual reference.

The Washtenaw Group currently operates in one segment, mortgage banking, through its wholly-owned subsidiary.  At December 31, 2003, total assets of The Washtenaw Group were $131.2 million.  For the year ended December 31, 2003, net income was $9.5 million

Market Area

Washtenaw’s mortgage banking office is located in Ann Arbor, Michigan.  From this office, Washtenaw operates its national wholesale lending and its retail mortgage origination businesses.  Washtenaw does business with approximately 2,000 mortgage brokers and correspondent lenders in approximately 40 states.  For the year ended December 31, 2003, the top five states in terms of number of loan purchases were Michigan (28%), Ohio (12%), California (11%), Illinois (11%), and Pennsylvania (4%).

Lending Activities

General.  Washtenaw originates or acquires loans primarily through the wholesale, correspondent, and retail loan production of its mortgage banking operations.  Loans are held available for sale in the secondary market.  Wholesale mortgage loan production involves the origination of loans by a nationwide network of independent mortgage brokers with funding provided directly by Washtenaw, which is known as “table funding,” and the transfer of these loans to Washtenaw upon closing.  Correspondent mortgage loan production occurs through the purchase of loans by Washtenaw from independent mortgage lenders, commercial banks, savings and loan associations, and other financial intermediaries that originate loans in their own name using their own sources of funds.  Retail mortgage loan production for mortgage banking operations occurs through Washtenaw’s retail loan origination office in Ann Arbor, Michigan.

For the year ended December 31, 2003, Washtenaw’s combined wholesale and correspondent loan production totaled $3.6 billion and its retail loan production totaled $113.6 million.  For the year ended December 31, 2002, the corresponding amounts were $2.8 billion and $77.6 million, respectively.  For the year ended December 31, 2001, the corresponding amounts were $3.1 billion and $35.7 million, respectively.

In its wholesale and correspondent lending, Washtenaw competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition.  Washtenaw primarily originates conforming, fixed rate 30-year mortgage loans, which collectively represented 54% of its total loan production for the year ended December 31, 2003, 53% for the year ended December 31, 2002, and 64% for the year ended December 31, 2001.  The remainder of its total loan production was comprised of other products, such as adjustable-rate, 5-year and 7-year balloons, jumbo mortgages, closed end second mortgages as well as loans under various Federal Housing Administration programs.

During the years ended December 31, 2003, 2002 and 2001, approximately 86%, 85% and 84%, respectively, of the single-family mortgage loans were refinancings of outstanding mortgage loans.

Mortgage Banking Operations.  Washtenaw actively participates in the mortgage banking market on a national basis.  Mortgage banking generally involves the origination or purchase of single-family mortgage loans for sale in the secondary mortgage market.  The secondary mortgage market and its evolution has been significantly influenced by two government-sponsored enterprises—Federal National Mortgage Association (commonly referred to as Fannie Mae) and Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac)— and one government agency— Government National Mortgage Association (commonly referred to as Ginnie Mae).  Through these entities, the United States government provides support and liquidity to the market for residential mortgage debt.

Mortgage originators sell their loans directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities.  Similarly, the originators can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae.  In order to arrange these sales or obtain these guarantees, the originator must underwrite its loans to conform to standards established by Fannie Mae and Freddie Mac or by the Federal Housing Administration in the case of Ginnie Mae.  All loans other than Federal Housing Administration loans are considered conventional loans.  Loans with principal balances exceeding agency guidelines, currently those in excess of $333,700 for single-family mortgage loans, which are referred to as “jumbo” or “nonconforming” loans, are sold to private investors.

Washtenaw pursues its loan production strategy as part of its mortgage banking operations through Washtenaw’s wholesale and correspondent loan production outlets and, to a limited extent, through direct solicitation of commercial banks, savings associations and credit unions, and through direct retail loan production.

Wholesale Loan Production.  Under its wholesale operations, Washtenaw funds mortgage loans originated by a network of approximately 2,000 independent mortgage brokers nationwide.  Approximately 40% of these brokers originate mortgage loans for Washtenaw on a monthly basis and the remainder originate mortgage loans for Washtenaw on a quarterly basis.  This network is maintained by Washtenaw’s approximately 35 business consultants, who are compensated through a salary and commission package.  Many of the larger brokers are provided with loan data entry software by Washtenaw for the entry of loan applicant data in a format familiar to that used by Washtenaw’s underwriters and for transmission to

Washtenaw’s automated underwriting systems for review.  All loans originated through brokers are underwritten according to Washtenaw’s standards.

Washtenaw’s underwriters or contract representatives review the loan data provided by the loan applicant, including the review of appropriate loan documentation, and request additional information as necessary from the broker.  Loans originated by these brokers are typically funded directly by Washtenaw through table funding arrangements.  In a majority of cases, the loan is closed in the broker’s name and thereafter transferred to Washtenaw together with related mortgage servicing rights for which Washtenaw generally pays a servicing release premium that is included in the loan price paid to the broker by Washtenaw.  However, in certain states, the broker is required to close the loan in Washtenaw’s name.  Broker participants in this program are prequalified on the basis of creditworthiness, mortgage lending experience, and reputation.  Each broker undergoes annual and ongoing reviews by Washtenaw.

Correspondent Loan Production.  In addition, Washtenaw acquires mortgage loans from mortgage lenders, commercial banks, savings and loan associations, and other financial intermediaries.  Washtenaw’s selection of correspondents is subject to a separate approval process with higher net worth requirements than wholesale brokers, as correspondents must use their own sources of funds to close loans. The prices of these loan acquisitions are separately negotiated.  Warehouse lines of credit, typically obtained from third parties, may be used by the mortgage lenders to finance their respective mortgage loan originations.  Washtenaw does not provide warehouse lines of credit for its correspondents.  All loans acquired from correspondents are expected to satisfy Washtenaw’s underwriting standards and may be repurchased by the correspondent if there is a default of the loan due to fraud or misrepresentation in the origination process and for certain other reasons, including the failure to satisfy underwriting requirements imposed by Washtenaw.

Retail Loan Production.  The retail loan activities of Washtenaw primarily involves the origination of single-family mortgage loans.  These retail loan originations generally provide Washtenaw with a source of loan production at a lower cost per loan than loans acquired through brokers or correspondents because the cost of generating these loans is more than offset by cost savings through Washtenaw’s ability to avoid payment of the servicing release premium for the related mortgage servicing rights.

Secondary Market Activities

Washtenaw sells substantially all of the mortgage loans that it originates or purchases through its mortgage banking operations while retaining the servicing rights to the loans.  During the year ended December 31, 2003, 2002, and 2001, Washtenaw originated or purchased $3.7 billion, $2.8 billion, $3.1 billion, in total mortgage loans, respectively, and sold $3.8 billion, $2.9 billion, and $3.0 billion of mortgage loans, respectively, in the secondary market.  Mortgage loans are aggregated into pools and sold, or are sold as individual mortgage loans, to investors principally at prices established at the time of sale or pursuant to forward sales commitments.  Conforming conventional mortgage loans are generally pooled and exchanged pursuant to the purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or for Fannie Mae, Freddie Mac, or Ginnie Mae mortgage-backed securities, and are generally sold to investment banking firms.  For the year ended December 31, 2003, 2002, and 2001, a significant portion of these loans were exchanged for Fannie Mae and Freddie Mac mortgage-backed securities, which securities were then sold to investment banking firms.  The remainder were sold to other institutional and non-institutional investors.

Washtenaw exchanges and sells mortgage loans on a non-recourse basis.  In connection with Washtenaw’s loan exchanges and sales, Washtenaw makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to accuracy of information.  If there is a breach of the representations and warranties by Washtenaw, Washtenaw typically corrects these flaws.  If the flaws cannot be corrected, Washtenaw may be required to repurchase these loans.  In cases where loans are acquired from a broker or correspondent and there have been material misrepresentations made to Washtenaw, Washtenaw may have the right to resell the flawed loan back to the broker or correspondent pursuant to the agreement between Washtenaw and the broker or correspondent.  Otherwise, Washtenaw may be indemnified against loss on these flawed loans by the broker.  In addition, Washtenaw relies upon contract underwriters for a portion of its loan production, and these underwriters must indemnify Washtenaw against losses for loans that are eventually determined to have been flawed by “blatant fraud” upon origination.  Contract underwriters typically work for large private mortgage insurance companies.  The insurance companies make these underwriters available, at a cost, in hopes of obtaining additional business from Washtenaw.

Washtenaw assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility.  These factors are monitored on a daily basis, and Washtenaw adjusts its hedging on a daily basis as needed.  Washtenaw hedges its “available for sale” mortgage loan portfolio and its interest rate risk inherent in its unfunded mortgage commitments primarily through the use of forward sale commitments.  Pursuant to these commitments, Washtenaw enters into commitments with terms of not more than 90 days to sell these loans to Freddie Mac, Fannie Mae, and Ginnie Mae.

Asset Quality

Washtenaw is exposed to certain credit risks related to the value of the collateral that secures loans it originates and the ability of borrowers to repay their loans during the term thereof.  Washtenaw’s senior officers closely monitor the loan production on a continuing basis and report to the Board of Directors of Washtenaw at regularly scheduled meetings.  Washtenaw has a quality control department, the function of which is to provide the Board of Directors of Washtenaw with an independent ongoing review and evaluation of the quality of the process by which lending assets are generated.

Real estate acquired by Washtenaw as a result of foreclosure is classified as “other real estate owned” until the time it is sold.  Washtenaw generally tries to sell the property at a price no less than its net book value, but will consider discounts where appropriate to expedite the return of the funds to an earning status.  When the property is acquired, it is recorded at its fair value less estimated costs of sale.

Washtenaw relies upon its underwriting department to ascertain compliance with individual investor standards prior to sale of the loans in the secondary market, and it relies upon its quality control department to test sold loans on a sample basis for compliance.  During the year ended December 31, 2003, Washtenaw sold approximately $3.8 billion in single-family mortgage loans into the secondary market.  During that same time period, 89 loans totaling $7.4 million were repurchased, representing less than one percent of the 27,912 loans originated during 2003.  Furthermore, Washtenaw has approximately 80 additional loans where the repurchase of the loans is pending resolution of the company’s rebuttal.  Typically, these loans are non-performing.  Washtenaw views loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by its quality control department.  All of the loans repurchased during 2003 were nonperforming.  Losses arising from repurchases depend upon whether repurchased loans are or become nonperforming and, if so, whether Washtenaw is able to recover all of the loan principal and interest otherwise due.

Washtenaw originates or acquires the majority of its loans through wholesale and correspondent loan production.  As a result, Washtenaw does not have direct contact with the borrower until after the loan is closed and Washtenaw begins servicing the loan.  It is typical in the industry for loans acquired in this way to include a higher percentage of nonperforming loans.  This is often the result of misrepresentation of certain loan information within the loan file.  The misrepresented information that produces the highest likelihood the loan will need to be repurchased occurs when the appraisal does not support the actual property value.  This can occur either by “inflating” the value of the home to allow for a larger loan than the property value supports or by “property flipping”.  Property flipping occurs when a home is purchased and sold a short time later for a much higher amount with no significant upgrades to the home or the surrounding areas.

Though in Washtenaw’s business loan repurchases are an inherent risk that cannot be eliminated, Washtenaw has implemented several controls to reduce the risk of repurchases.  These include a stricter approval process for new brokers trying to do business with Washtenaw.  Washtenaw obtains a report from a national vendor that gathers information related to problems the broker experienced with other wholesalers.  Many of Washtenaw’s largest competitors provide information to this database.  Washtenaw also reviews a two year chain of title on all mortgage loans related to purchases to ensure that the property has not been sold recently for significantly lower amounts.  Management is also in the process of subscribing to a national vendor to obtain property values on all originations as a way of substantiating the appraisals that are received.

It has been Washtenaw’s experience that repurchased loans do not necessarily, but may, result in an ultimate loss to Washtenaw.  In addition, Washtenaw may also have the right to sell the repurchased loan back to the broker or correspondent that originated it, or to seek indemnity from the applicable mortgage insurance company in the case of loans which are underwritten on a contract basis for Washtenaw by these insurers.  It is management’s policy to provide a liability for losses related to repurchases on sold loans based on historical losses incurred by Washtenaw.  As a repurchased loan progresses through the foreclosure process and becomes other real estate owned, Washtenaw evaluates the underlying collateral for salability and determines at that time whether additional reserves against other real estate owned is necessary.

Underwriting

Washtenaw’s mortgage loans are underwritten either in accordance with applicable Fannie Mae, Freddie Mac or Federal Housing Administration guidelines or with requirements set by other investors.  Although Washtenaw is qualified to underwrite Veteran’s Administration loans, Washtenaw does not make these loans.

All mortgage loans originated or acquired by Washtenaw must satisfy Washtenaw’s underwriting standards.  Washtenaw permits a few originating correspondent lenders operating pursuant to Washtenaw’s delegated underwriting program to perform initial underwriting reviews.  Washtenaw employs an automated underwriting process on most loans that is based upon data provided through Washtenaw’s initial loan data entry software and is available from Fannie Mae through its Desktop Underwriter™ software or Freddie Mac through its Loan Prospector software.  This process incorporates credit scoring, which in turn employs rules-based and statistical technologies to evaluate the borrower, the property, and the sale of the loan in the secondary market.  This process is intended to reduce processing and underwriting time, to improve overall loan approval productivity, to improve credit quality, and to reduce potential investor repurchase requests.  Approximately 5% of loans underwritten by Washtenaw are initially underwritten on a contractual basis by mortgage insurance companies, in their capacity as contract underwriters. The contract underwriter may be required to repurchase loans that are determined not to be in compliance with these underwriting criteria.

A complete review of all information is conducted on loans underwritten directly by Washtenaw, including the loans underwritten by contract underwriters, prior to loan approval.  This process involves the transfer of loan data to Washtenaw by brokers or correspondents using loan data entry software provided by Washtenaw plus certain other physical documentation or through the physical transfer of loan files to Washtenaw.

To a limited extent, Washtenaw delegates underwriting authority to select correspondent lenders who meet financial strength, delinquency, underwriting, and quality control standards.  The lenders may be required to agree to repurchase loans that later become delinquent or to indemnify Washtenaw from loss.

Quality Control

Washtenaw maintains a quality control department that, among other things reviews compliance and quality assurance issues relating to loan production and underwriting.  For its production compliance process, in addition to investor requirement described below, the quality control department conducts special audits based on loan quality concerns identified in the underwriting process.  This may focus on a specific customer or loan officer sending loans to Washtenaw.  Also, the work of new underwriting staff of Washtenaw also has his or her work audited post funding until such new staff has shown that he or she is capable of underwriting loans to the standards of Washtenaw on a consistent basis.

Additionally, Washtenaw randomly selects a statistical sample of at least 10% of all loans closed each month.  This review includes a new credit report review and re-underwriting the loan; reverifying funds, employment, and other information in the loan application; and reviewing the data integrity of the information entered into Washtenaw’s automated underwriting system.  Washtenaw also orders a second appraisal on 10% of the statistical sample (1% of all loans closed each month).  Washtenaw uses Desktop Underwriter™ software developed by Fannie Mae and Loan Prospector software developed by Freddie Mac to automate the underwriting process and provides some brokers and correspondents with Desktop Originator™ software, a similar product for use by brokers and correspondents of companies.  In completing an audit, a documentation review is performed to ensure regulatory compliance.

Washtenaw also monitors the performance of delegated underwriters through quality assurance reports prepared by its quality control department, Federal Housing Administration reports and audits, reviews and audits by regulatory agencies, investor reports, and mortgage insurance company audits.  Deficiencies in loans are generally corrected; otherwise Washtenaw may exercise its right to require that the loan be repurchased by the originating broker or correspondent, or Washtenaw may insist that the broker who originated the loan indemnify Washtenaw against any loss.

Mortgage Loan Servicing Activities

Washtenaw derives a portion of its revenues from the servicing of mortgage loans for others.  For the years ended December 31, 2003, 2002 and 2001, Washtenaw realized servicing fee income, net of amortization, from its mortgage loan servicing operations of, $1.2 million, $1.6 million, and $649,000, respectively, which represented 2.4%, 4.9%, and 2.1% of Washtenaw’s non-interest income for the respective periods.  Servicing arises in connection with mortgage loans sold in the secondary market with mortgage servicing rights retained.  The only loans Washtenaw subservices for others are loans for which the servicing has been sold but not yet delivered and loans owned by Pelican National Bank, a company with common ownership.

Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate mortgage loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions if there are unremedied defaults, and other miscellaneous duties related to loan administration.  Washtenaw collects servicing fees from monthly mortgage payments generally ranging from 0.25% (25 basis points) to 0.75% (75 basis points) of the declining principal balances of the loans per annum.  At December 31, 2003, 2002 and 2001, the weighted average servicing fee on the servicing for others’ portfolio was 0.30%, 0.29% and 0.31%, respectively.  Washtenaw utilizes lock box and debit services of a major bank to expedite the collection and processing of the monthly mortgage payments.  Approximately 85% of the payments were processed through this service at December 31, 2003.

Washtenaw services mortgage loans nationwide.  The geographic distribution of Washtenaw’s servicing portfolio reflects the national scope of Washtenaw’s loan originations and acquisitions.  Washtenaw actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate to balance its risks and makes adjustments as it deems necessary.  At December 31, 2003, 2002 and 2001, Washtenaw’s servicing portfolio consisted of $2.9 billion, $2.3 billion and $1.6 billion of conventional servicing, respectively.  These amounts include loans serviced by Washtenaw that were recorded on its books as held for sale.

There is prepayment risk related to the value of Washtenaw’s mortgage servicing rights if declining interest rates provide borrowers with refinancing opportunities.  At December 31, 2003, 2002 and 2001 the total amount of the mortgage servicing rights recorded by Washtenaw was $24.6 million, $13.7 million and $14.8 million, respectively.  For further information, see Note 4 of the Notes to Consolidated Financial Statements.  During 2003, Washtenaw was operating under an agreement with a large national purchaser of mortgage servicing rights.  Under the agreement, servicing sales occurred concurrently with the formation of the mortgage-backed securities being serviced.  Washtenaw was selling approximately 50% of its servicing rights under this arrangement while retaining the remainder.  The purchaser of the servicing rights has placed a limit of $60 million in mortgage servicing rights per month that Washtenaw can sell to them and as a result, Washtenaw is in the process of negotiating with another purchaser.

Gains on the sale of mortgage servicing rights are affected by changes in interest rates as well as the amount of mortgage servicing rights capitalized at the time of the loan sale or acquisition of the mortgage servicing rights.  Purchasers of mortgage servicing rights analyze a variety of factors, including prepayment sensitivity, to assess the purchase price they are willing to pay.  Lower market interest rates prompt an increase in prepayments as consumers refinance their mortgages at lower rates of interest.  As prepayments increase, the life of the servicing portfolio is reduced, decreasing the servicing fee revenue that will be earned over the life of that portfolio and the price third party purchasers are willing to pay.  The fair value of servicing is also influenced by the supply and demand of servicing available for purchase at any point in time.  Conversely, as interest rates rise, prepayments generally decrease, resulting in an increase in the value of the servicing portfolio.

Washtenaw originates and purchases mortgage servicing rights nationwide.  The geographic distribution of Washtenaw’s mortgage servicing portfolio reflects the national scope of Washtenaw’s mortgage loan originations and acquisitions.  The five states with the largest servicing volume accounted for approximately 61% of the total number of mortgage loans serviced and approximately 59% of the dollar value of the mortgage loans serviced at December 31, 2003, while the largest volume by state was Michigan with approximately 26% mortgage loans serviced by number and value.

Washtenaw’s mortgage servicing portfolio includes servicing for adjustable rate, balloon payment, and fixed rate fully amortizing loans.  At December 31, 2003, 9.69% of the mortgage servicing rights related to adjustable rate loans, which had a weighted average coupon rate of 4.45%; 0.78% related to fixed rate balloon payment loans, which had a weighted average coupon rate of 5.01%; and the remaining 89.52% related to fixed rate fully amortizing loans, which had a weighted average coupon rate of 5.59%.

The following table contains information, as of December 31, 2003, on the percentage of fixed-rate, single-family mortgage loans being serviced for others by Washtenaw, by interest rate category.

Coupon Range	Percentage of Portfolio
Less than 6.00%	15.5%
5.01—6.00%	46.5
6.01—7.00%	30.5
7.01—8.00%	6.6
8.01% & above	0.9
Total	100.0%

The following table contains information regarding the mortgage loan servicing portfolio, broken down by state.

	At December 31, 2003
	Number of Mortgage Loans Serviced	Percentage of Number of Mortgage Loans Serviced	Total Mortgage Amount	Percentage of Total Mortgage Amount
	(Dollars in thousands)
Michigan	6,481	25.6%	$757,772,574	26.3%
Ohio	4,825	19.0%	462,615,667	16.1%
Pennsylvania	1,403	5.5%	142,760,734	5.0%
Illinois	1,392	5.5%	208,268,157	7.2%
Indiana	1,296	5.1%	116,657,678	4.0%
Florida	1,211	4.8%	123,659,104	4.3%
California	1,097	4.3%	211,741,624	7.4%
North Carolina	796	3.1%	78,653,098	2.7%
Georgia	730	2.9%	74,054,709	2.6%
Utah	535	2.1%	72,458,060	2.5%
Kentucky	483	1.9%	45,499,852	1.6%
Virginia	457	1.8%	62,337,054	2.2%
Missouri	432	1.7%	39,660,192	1.4%
Arizona	429	1.7%	52,107,388	1.8%
Iowa	387	1.5%	36,685,806	1.3%
West Virginia	379	1.5%	28,171,077	1.0%
South Carolina	348	1.4%	33,506,254	1.1%
Colorado	330	1.3%	52,029,251	1.8%
Minnesota	322	1.3%	43,723,675	1.5%
Maryland	294	1.2%	42,654,402	1.5%
Other	1,708	6.8%	194,275,830	6.7%
Total	25,335	100%	$2,879,292,186	100%

At December 31, 2003, Washtenaw was servicing 25,335 mortgage loans, primarily for Fannie Mae, with an aggregate unpaid principal balance of $2.9 billion.  Of these loans, 3.8% were delinquent and an additional 0.18% were in foreclosure.  Washtenaw may be materially affected by loan delinquencies and defaults on loans that it services for others.  Pursuant to a provision in its servicing contracts, Washtenaw must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent.  At December 31, 2003, Washtenaw’s delinquency rates on loans serviced for Freddie Mac, Fannie Mae and Ginnie Mae were 13.4%, 2.9% and 13.1%, respectively.  Also, to protect their liens on mortgage properties, owners of loans usually require a servicer to advance scheduled mortgage and hazard insurance and tax payments even if sufficient escrow funds are not available.  Washtenaw is generally reimbursed by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of this reimbursement is typically uncertain.  In the interim, Washtenaw absorbs the cost of funds advanced during the time the advance is outstanding.  Further, Washtenaw bears the costs of collection activities on delinquent and defaulted loans.

Source of Funds

Washtenaw funds its mortgage banking activities through the use of a warehouse line of credit and the use of agreements to repurchase.  The following table contains information pertaining to short-term borrowings for the periods indicated.

	Year Ended December 31,
	2003	2002	2001

Short-term borrowings and notes payable
Average balance outstanding during the period	$179,121	$147,838	$161,617
Maximum amount outstanding at any month-end during the period	$261,389	$208,158	$180,280
Weighted average interest rate during the period	2.41%	2.87%	4.80%
Total short-term borrowings at period end	$77,139	$131,237	$180,280
Weighted average interest rate at period end	2.49%	2.46%	2.97%

Competition

Washtenaw faces significant competition in generating loans.  The mortgage banking operations of Washtenaw compete on a national basis with local, regional, and national mortgage lenders, insurance companies, and financial institutions.  Many of these competitors are significantly larger and have greater financial resources than Washtenaw.  Mortgage banking is a highly competitive market.  The underwriting guidelines and servicing requirements set by the participants in the secondary markets are standardized.  As a result, mortgage banking products (principally mortgage loans and the servicing of these loans) have become difficult to differentiate.  Mortgage bankers compete primarily on the basis of price or service, making effective cost management essential.  Mortgage bankers generally seek to develop cost efficiencies in one of two ways: economies of scale or specialization.  Washtenaw has sought economies of scale through an emphasis on wholesale originations and the introduction of automated processing systems that allow Washtenaw to request credit reports and receive them directly into its computer system and then to transmit and receive mortgage approvals and rejections online.  Therefore, Washtenaw primarily seeks to distinguish itself by providing quality service through automated processing of loan applications at a price that is below the average of its competition.

Washtenaw has historically been in the wholesale mortgage origination business.  It originates only a minor amount of retail mortgages.  Wholesale mortgage sources provide Washtenaw economies of scale by allowing Washtenaw to choose economically favorable geographic markets and purchase loans without leased space or personnel other than individual account executives.  All services remain centralized in the home office and one regional office.

Employees

At December 31, 2003, Washtenaw had 252 full-time employees and seven part-time employees.  None of its employees were represented by a collective bargaining agreement.  Washtenaw’s management considers its relationship with its employees to be satisfactory.

Economic Conditions

Washtenaw’s profitability, like that of most mortgage lending companies, is primarily dependent on loan production volumes and the value of its mortgage servicing portfolio, both of which are highly sensitive to changes in interest rates.  Interest rates are highly sensitive to many factors that are beyond the control of Washtenaw, such as inflation, recession, and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on Washtenaw cannot be predicted.

Interest rate fluctuations generally have a direct impact on a mortgage banking institution’s financial performance.  Significant increases in interest rates may make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans.  As a result, the volume and related income from loan originations may be reduced.  Significant increases in interest rates will also increase generally the value of Washtenaw’s servicing portfolio, by slowing the anticipated prepayment activity.  Significant decreases in interest rates may enable more potential borrowers to qualify for a mortgage loan, resulting in higher income related to the loan originations.  However, significant decreases in interest rates may result in higher anticipated loan prepayment activity and, therefore, reduce the value of the loan servicing portfolio.

Regulation

Government Policies, Legislation, and Regulation

From time to time, legislation, as well as regulations, are enacted that have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.  Proposals to change the laws governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. The resulting changes to banking statutes or regulations may change the operating environment of Washtenaw in substantial and unpredictable ways.  If enacted, such changes in law could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Washtenaw cannot predict whether any proposed legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Washtenaw. See “Item 1. Business - Supervision and Regulation.”

Supervision and Regulation

Set forth below is a summary description of the material laws and regulations that relate to the operations of Washtenaw.  The description is qualified in its entirety by reference to the applicable laws and regulations.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002.  This new legislation addresses accounting oversight and corporate governance matters, including:

•                  the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers

•                  the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years

•                  increased penalties for financial crimes

•                  expanded disclosure of corporate operations and internal controls and certification of financial statements

•                  enhanced controls on and reporting of insider trading, and

•                  statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs.

Regulation – Washtenaw Mortgage Company

The mortgage banking operations of Washtenaw are extensively regulated by federal and state governmental authorities and are required to comply with various laws and judicial and administrative decisions.  Washtenaw is required to comply with the rules and regulations of the Department of Housing and Urban Development, Federal Housing Administration, Veteran’s Administration, Fannie Mae, Freddie Mac, and Ginnie Mae with respect to originating, underwriting, processing, securitizing, selling, and servicing mortgage loans.  Those rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts.  Moreover, lenders such as Washtenaw are required annually to submit audited financial statements to Fannie Mae, Freddie Mac, Ginnie Mae and the Department of Housing and Urban Development and to comply with each regulatory entity’s own financial requirements, policies, and procedures.   Washtenaw’s activities must also comply with, among other federal laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, and income level.

Additionally, various state laws and regulations affect Washtenaw.  Washtenaw is licensed as a mortgage banker or regulated lender in those states in which it believes it is required to be licensed.  Conventional mortgage operations may also be required to comply with state usury statutes.  Federal Housing Administration and Veteran’s Administration loans are exempt from the effect of these statutes. Pursuant to state statutes and licensing requirements, states may have the right to conduct financial and regulatory audits of loans under their jurisdiction and to determine compliance with state disclosure requirements and usury laws.

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•                  making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”)

•                  inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”)

•                  engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

On October 1, 2002, FRB regulations aimed at curbing such lending became effective.  The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.  The following triggers coverage under the act:

•                  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•                  subordinate-lien loans of 10 percentage points above Treasury securities, and

•                  fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year.  Lenders also will be presumed to have violated the law — which says loans should not be made to people unable to repay them — unless they document that the borrower has the ability to repay.  Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

Item 2.    Properties

All mortgage banking activities of Washtenaw are conducted at its offices at 3767 Ranchero Drive, Ann Arbor, Michigan 48108.  The office location is leased by Washtenaw.

Item 3.    Legal Proceedings

Below is a brief description of material pending legal proceedings to which Washtenaw was a party at December 31, 2003:

Chandler, et al., v. Hilton Mortgage Corporation and Washtenaw Mortgage Co., Civil Action No. 94-A-1418-N, U.S. District Court for the Middle District Alabama (“Chandler”).  On November 4, 1994, Washtenaw was named as a defendant in a class action lawsuit relating to its method of calculating finance charges in lending disclosures required by the Federal Truth in Lending Act (“TILA”).  The complaint was subsequently amended to remove the TILA claim and add a claim under the Real Estate Settlement Procedures Act (“RESPA”), a request for declaratory judgment, and a fraud claim.  The amended complaint alleges that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments.  The suit seeks unspecified damages.  HUD issued a policy statement during 2001 related to this matter.  The court has denied class certification in this case.  This decision is currently being appealed by the plaintiff.  Washtenaw believes that it is and has been in compliance with applicable federal and state laws.  Though the ultimate outcome is not known at this time, management does not currently expect a significant effect to the financial statements.

Webb, et al. v. Washtenaw Mortgage Co., Case No. 01C38.  The litigation, pending in West Virginia state court, asserts that WMC and others conspired to take advantage of borrowers through predatory lending practices such as inflating appraisals, not properly disclosing fees and charges, etc.  The class which plaintiffs have asked the court to certify consists of persons who signed loan agreements in West Virginia with WMC arranged by a broker, First Security, during the last five years, with contracts on loan forms provided by WMC. The class (as proposed by the plaintiffs) is thus limited in number.  The hearing on class certification has not been scheduled.  At this time, management cannot express an opinion on the impact of this case or the ultimate outcome of this matter and no liability has been established.

In the normal course of business Washtenaw sells mortgage loan servicing rights.  As part of this process, Washtenaw is required to forward certain loan documents to the purchaser of the mortgage loan servicing rights.  These documents include the final title policy, the recorded mortgage and the assignment of mortgage, and the ability to forward these documents is dependent upon the involvement of third parties.  During 2002, Washtenaw was billed nearly $2.5 million in penalties for failure to deliver documents under one sales contract.  The contract states that Washtenaw will not be penalized if the failure to deliver is due to events beyond its control and Washtenaw has made a reasonable good faith effort to fulfill its obligations.  Washtenaw has disputed these penalty assessments and is of the opinion that it has not violated any of the terms of the contract.  No legal proceedings have been commenced related to this claim, no penalties have been paid and no further billings have been received since 2002.  Washtenaw continues to pursue the resolution of all remaining documents.  Washtenaw believes it has complied with the terms of the contract and that it will resolve all remaining document exceptions. Management has concluded that a loss is not probable and no liability has been established.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders for a vote during the quarter ended December 31, 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 10, 2004, there were 4,488,351 shares of common stock of The Washtenaw Group outstanding held by approximately 75 shareholders of record.  The following table sets forth the high and low sales prices of the common stock for the periods indicated.  The prices do not include retail markups, markdowns, or commissions.  Our common stock has traded on the American Stock Exchange under the symbol “TWH” since December 22, 2003.

Year Ended	High	Low
2003
Fourth Quarter (From December 22, 2003)	$7.95	$6.75

The Washtenaw Group has not paid a dividend to its shareholders though dividends were paid to its former holding company, Pelican Financial, Inc.  Any future dividends will be approved by the Board of Directors.  Because The Washtenaw Group does not conduct any operations other than managing its investment in Washtenaw, it is dependent for income on dividends received from Washtenaw.  Declaration of dividends by the Board of Directors of Washtenaw will depend upon a number of factors, including, but not limited to, investment opportunities available to Washtenaw, capital needs, and general economic conditions.  Provisions of the warehouse loan agreement require Washtenaw to meet certain financial covenants and limit the amount of dividends that Washtenaw may pay to us.  For the foreseeable future, Washtenaw plans to reinvest its earnings in its operations, thus limiting the amount of dividends Washtenaw anticipates paying in the future.

Item 6.  Selected Financial Data

We are providing the following information to aid you in your analysis of The Washtenaw Group.  We derived the financial information presented below from the financial statements of Washtenaw.  Data as of December 31, 2003 and 2002 and for periods ended December 31, 2003, 2002 and 2001 were derived from the audited financial statements of the company where applicable.  The information is only a summary and you should read it in conjunction with our historical financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this document.

Summary Financial and Other Data

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share information)
Balance Sheet Data:
Cash and cash equivalents	$100	$100	$100	$100	$100
Loans held for sale	97,688	181,058	216,728	81,416	61,237
Real estate acquired through foreclosure	926	1,217	123	85	293
Mortgage servicing rights	24,614	13,730	14,825	6,781	11,008
Total assets	131,181	206,773	241,476	94,909	76,148
Due to Bank	11,074	34,849	32,605	12,507	12,096
Repurchase agreements	43,927	82,988	109,595	38,981	21,845
Notes payable	33,212	48,249	70,686	26,024	23,378
Total liabilities	108,976	188,932	224,916	81,988	62,196
Shareholders’ equity	22,204	17,840	16,561	12,921	13,953
Shares outstanding (1)	4,488,351	4,463,221	4,463,221	4,463,221	4,463,221
Book value per share	$4.95	$4.00	$3.71	$2.89	$3.13

Other Data:
Number of:

Wholesale/correspondent lending offices (2)	2	2	2	2	2

Full-time equivalent employees	252	203	189	151	167

(1)               Retroactively restated for internal reorganization to reflect The Washtenaw Group for all periods.

(2)               California lending office was closed in February 2004.

Summary of Operations

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share information)
Operations Data:
Interest income	$12,984	$11,401	$14,681	$7,707	$10,335
Interest expense	6,429	5,594	8,394	5,891	7,703
Net interest income	6,555	5,807	6,287	1,816	2,632
Servicing income	7,535	6,117	2,711	2,610	3,750
Gain on sales of mortgage servicing rights and loans, net	42,772	25,012	26,490	7,016	16,102
Other income	1,020	664	1,257	791	1,400
Mortgage servicing rights amortization and valuation adjustment	8,054	13,148	4,180	2,077	2,172
Other Noninterest expense	35,408	21,714	21,669	11,125	17,029
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	14,420	2,738	10,896	(969)	4,683
Provision for income taxes	4,889	948	3,722	(323)	1,609
Income (loss) before cumulative effect of change in accounting principle	9,531	1,790	7,174	(646)	3,074
Cumulative effect of change in accounting principle	—	413	(420)	—	—
Net income (loss)	$9,531	$2,203	$6,754	$(646)	$3,074

Per Share Data:
Earnings (loss) per share before cumulative effect of change in accounting principle	$2.14	$0.40	$1.61	$(0.14)	$0.69
Earnings per share	$2.14	$0.49	$1.51	$(0.14)	$0.69
Weighted average number of shares outstanding	4,463,841	4,463,221	4,463,221	4,463,221	4,463,221

Key Operating Ratios

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share information)

Performance Ratios:
Return on average assets	4.44%	1.26%	3.46%	(0.63)%	2.10%
Return on average common equity	45.75	12.02	47.15	(4.75)	26.00

Mortgage Origination and Servicing Data:
Mortgage loans originated or purchased	$3,748,138	$2,858,692	$3,145,973	$1,090,551	$2,242,217
Mortgage loans sold	3,828,945	2,895,514	2,982,436	1,057,293	2,360,661
Mortgage loans serviced for others	2,717,243	2,061,004	1,186,054	767,139	939,854
Book value of mortgage servicing rights	33,179	22,638	17,680	7,518	11,633
Mortgage servicing rights valuation allowance	8,565	8,908	2,855	737	625

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

The Washtenaw Group, Inc. serves as the holding company of Washtenaw Mortgage Company.  The Washtenaw Group’s operations involve correspondent, wholesale and retail mortgage banking.  The operation involves the origination and purchase of single-family residential mortgage loans in approximately 40 states, the sale of these loans, usually on a pooled and securitized basis, in the secondary market, and the servicing of mortgage loans for investors.

The Washtenaw Group’s earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; fee income from servicing mortgages held by investors; and gains realized on sales of mortgage loans and mortgage servicing rights.  These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates), as well as changes in the volume of mortgage originations nationwide and prepayments of outstanding mortgages.

While 2003 was a record production year for many companies in the mortgage industry, 2004 is shaping up to be a challenging year.  Typical of the industry, significant contraction will be required after a period of high refinance activity.  In February 2004, Washtenaw made the decision to close its operation center in Walnut Creek, California and extend the hours of operation at its main office in Ann Arbor to service the Pacific and Mountain Time zones.  Employees of the office received thirty to sixty days of severance and management is attempting to sublease the office space.

In 2004, competition for new loans is expected to increase, which will result in a reduction of loan originations and the profit per loan for Washtenaw.  On a positive note, Washtenaw retained a significant portion of mortgage loan servicing during 2003, at relatively low capitalized values, which will increase in value if mortgage interest rates increase.

The focus in 2004 will remain on loan quality.  As the loan brokers become more desperate for production, Washtenaw will typically see an increase in loans with misrepresentation in varying levels (See “Asset Quality”).  Management will continue to focus on implementing procedures to improve asset quality and thereby reduce the costs associated with loan repurchases.

SPIN-OFF

On December 31, 2003, Pelican Financial, the former parent company of The Washtenaw Group, distributed all of the outstanding shares of The Washtenaw Group to the holders of Pelican Financial common stock on a share for share basis based on Pelican Financial shareholders of record on December 22, 2003.  Upon completion of the distribution on December 31, 2003, Washtenaw was no longer a subsidiary of Pelican Financial.  Certain individuals serve as officers of both Washtenaw and Pelican Financial.  Washtenaw will pay their salaries and all other compensation.   Effective upon the spin-off, Pelican Financial and Washtenaw entered into a Transitional Services Agreement.  Pelican Financial will reimburse Washtenaw, in accordance with the Transitional Services Agreement, for time spent on Pelican Financial matters.  Prior to the distribution, Pelican did not reimburse Washtenaw for these services.  After the distribution, officers and other employees providing services to both companies will be required to maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.  See Note 2 to the consolidated financial statements for more information.

RELATED PARTY TRANSACTIONS

During the periods covered by this 10-K, Washtenaw entered into various transactions with Pelican National Bank, which is affiliated by common ownership.  Pelican National is wholly owned by Pelican Financial.  These transactions were primarily the sale of loans, the servicing of loans, the establishment of custodial accounts on deposit and the participation of Pelican National in Washtenaw’s “loans held for sale” portfolio.  Neither party was contractually obligated to continue the transactions in the future.

During the years ended December 31, 2003, 2002 and 2001, Washtenaw sold loans to Pelican National Bank totaling $15,730,311, zero and $8,578,757.  The sales were executed at current market prices determined by obtaining bids for the same loans from independent third parties.  The purpose of the transactions was to grow the loan portfolio of Pelican National Bank.

During the years ended December 31, 2003, 2002 and 2001, Washtenaw received servicing income from Pelican National Bank of $104,761, $77,208 and $30,915.  Washtenaw sub-serviced a portion of Pelican National Bank’s residential mortgage loan portfolio to take advantage of the economies of scale in Washtenaw’s loan servicing department.

Washtenaw established and maintained escrow and custodial funds aggregating approximately $63,469,501, $73,564,542 and $30,535,000 at Pelican National Bank at December 31, 2003, 2002 and 2001.  These custodial funds are not assets of Washtenaw and are excluded from the consolidated financial statements.  Washtenaw earned interest income on these funds totaling $82,412 for the year ended December 31, 2001 and no amount in the other periods presented.

Pelican National provided a secured borrowing for a portion of Washtenaw’s loans held for sale.  The outstanding balance at December 31, 2003, 2002 and 2001 was zero, $5,174,618 and zero, respectively.  During the years ended December 31, 2003, 2002 and 2001, Washtenaw paid Pelican National Bank $568,288, $336,951 and zero in related interest expense.  This transaction was intended to take advantage of Pelican National Bank’s excess liquidity and provide a higher yielding short term asset than federal funds sold.

At December 31, 2003 Washtenaw was a guarantor on a loan for Pelican Financial in the amount of $291,665.  The guaranty was secured by a blanket pledge of the servicing portfolio.  The loan was paid in full in January 2004.

TECHNOLOGY

Washtenaw tries to offer its customers and employees the latest in technology in a cost effective manner.  The focus of the Information Technology Department during 2003 was to support the existing systems in place to process the record loan origination volume.  As a result, several projects were delayed including the enhancement of Washtenaw Mortgage’s online submission technology.  The enhancement will further automate the loan underwriting process and allow for greater loan originations capacity.  During 2003, the following significant projects were completed:

•                  Improved various vendor interfaces to improve data interchange.

•                  Installed an optical jukebox for increased capacity and reliability in document imaging.

•                  Upgraded internal networks to allow for better reliability and security of internal systems.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estmates under different assumptions or conditions.

The accounting policies that have the greatest impact on Washtenaw’s financial condition and results of operations and that require the most judgment are those relating to its mortgage activities, particularly Mortgage Servicing Rights (“MSRs”) and Washtenaw’s related interest rate risk management activities, as well as litigation and claims.  Washtenaw’s critical accounting policies involve accounting for gains on sales of loans and MSRs, valuation and amortization of MSRs, accounting for derivatives and interest rate risk management activities, and accounting for litigation and claims against Washtenaw.

Gain on Sale of Loans and Mortgage Servicing Rights

Washtenaw securitizes substantially all of the mortgage loans it produces in exchange for all of the beneficial interests in the resulting securities, and the Company sells those securities on a regular basis in the secondary mortgage market. By-products of those securitizations are MSRs which Washtenaw generally either holds as long term investment or sells immediately.

Loans held for sale are carried at the lower of cost or fair value, in the aggregate.  Fair value is based on outstanding sales commitment prices for the related loans or stated market prices for similar loans in normal market outlets used by Washtenaw.  Mortgage servicing rights are initially included in the carrying value of loans held for sale.  Upon the sale of loans on a servicing retained basis, the servicing rights are established as a separate asset.  Gains or losses realized on loan sales are recorded at the settlement date, which is the date the sales price is received and control of the loan has been surrendered to the buyer.  Gains or losses realized on the sale of servicing rights are recorded when title and substantially all risks and rewards of ownership have passed to the buyer, and any protection provisions retained by Washtenaw (such as refunding sales premiums upon prepayment of the related loans within 90-120 days of sale) are minor and can be reasonably estimated.

The following table shows the components of the gain on sales of mortgage servicing rights and loans:

	December 31,
	2003	2002	2001
Gain/(loss) on derivative activity	$353,397	$(2,158,662)	$1,459,873
Gain on sale of loans	36,561,453	25,239,859	22,474,766
Gain on sale of servicing	5,857,439	1,931,183	2,555,874
Gain on sales of mortgage servicing rights and loans	$42,772,289	$25,012,380	$26,490,513

Mortgage Servicing Rights (MSR) Valuation

MSRs are recorded based on the present value of the right to service the loans in a portfolio.  The valuation of MSRs requires that we make estimates of numerous market assumptions.  Prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans significantly affects our ongoing valuations and the rate of amortization of MSRs.  In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayments attributable to increased mortgage refinancing activity. Impairment valuations are performed by Washtenaw using a discounted cash flow model and market assumptions.  Washtenaw validates the results of the discounted cash flow model by obtaining regular independent valuations of the Company’s MSRs and by reference to Washtenaw’s on-going experience with sales of MSRs.  Independent valuations are obtained at least annually, and generally two to four times per year.

The recorded values of the MSRs are amortized in proportion to, and over the period of, the anticipated net cash flows from servicing the loans. MSRs are assessed periodically to determine if there has been any impairment to the recorded balance.  The assessments are based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including loan type, term, interest rate and the year of capitalization.

The most significant assumption Washtenaw uses to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates.  Prepayments will increase or decrease in correlation with market interest rates, and actual prepayments generally differ from our initial estimates. If actual prepayment rates are different than Washtenaw originally estimated, Washtenaw may receive less mortgage servicing income, which could reduce the value of our mortgage servicing rights. Washtenaw periodically evaluates its mortgage servicing rights for impairment, which is measured as the excess of carrying value over fair value of each stratum of MSR. In the event of impairment, the adjustment is recognized in Washtenaw’s consolidated statements of operations.

Other assumptions, including discount rates and loan servicing costs, are used to estimate the fair value of MSRs.  These assumptions do not generally fluctuate from period to period to the same degree as prepayment rates, and the fair value of MSRs is less sensitive to changes in these assumptions.

Since prepayments will increase or decrease in correlation with market interest rates on mortgage loans, the following table shows the sensitivity of the value of MSRs at December 31, 2003 to changes in mortgage interest rates:

Fair value of mortgage servicing rights	$25,057,845
Mortgage interest rate decrease of:
25 basis points	21,461,807
50 basis points	19,852,171
75 basis points	18,242,536
100 basis points	17,169,446
Mortgage interest rate increase of:
25 basis points	25,754,168
50 basis points	28,168,622
75 basis points	30,314,802
100 basis points	32,460,983

The following table shows the sensitivity of the value of MSRs at December 31, 2003 to changes in prepayment rates:

Fair value of mortgage servicing rights	$25,057,845
Weighted average prepayment rate	24.30%
Decrease of:
25% in prepayment rates	26,872,038
50% in prepayment rates	31,683,723
Increase of:
25% in prepayment rates	21,835,104
50% in prepayment rates	20,105,974

Derivatives and Interest Rate Risk Management Activities

Washtenaw utilizes derivatives extensively in connection with its interest rate risk management activities.   Washtenaw is exposed to interest rate risk on loans held for sale and the pipeline of loans in process.  As market rates increase or decrease, the market value of loans held for sale and loans in process will decline or increase.  To offset this interest rate risk, Washtenaw enters into derivatives, including U.S. Treasury Options and forward contracts to deliver loans and mortgage backed securities.  In accordance with SFAS 133, all derivative instruments are recorded at fair value.  Accordingly, treasury options and forward contracts are carried at fair value, as determined by the amount payable or receivable to/from the counterparty as if the derivatives were settled at the balance sheet date.  The fair value of the forward sales contracts and treasury options are based on the end of the period pricing from Bloomberg.

Washtenaw may qualify for hedge accounting under SFAS 133 with regard to its interest rate risk management activities for loans held for sale. To qualify for hedge accounting under SFAS 133, Washtenaw must demonstrate, on an ongoing basis, that its interest rate risk management activity is highly effective.  If Washtenaw is unable to qualify certain of its interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related loans held for sale may not, thus creating an earnings mismatch.  However, if the activity is highly effective, the change in fair value of the hedged loans held for sale is recorded in earnings, which partially offsets the change in value of the derivatives and thereby reduces the net effect on earnings.  Management tests and documents the effectiveness of these hedging activities on a quarterly basis, by documenting that the change in fair value of the derivatives and the hedged loans move in opposite directions within a similar proportion as defined in SFAS 133.

In connection with its pipeline of loans in process, Washtenaw issues interest rate lock commitments (“IRLCs”) to loan applicants and financial intermediaries. The IRLCs guarantee the loan terms for a period of time while the application is in process, primarily between five and 60 days. IRLCs are derivative instruments as defined by SFAS 133 and, therefore, are required to be recorded at fair value with changes in fair value reflected in current period earnings. Changes in the fair value of IRLCs will move in the opposite direction and will partially offset changes in the fair value of treasury options and forward contracts.  However, unlike the Company’s other derivative instruments, there is no active market for IRLCs that can be used to determine an IRLC’s fair value. Consequently, Washtenaw has developed a methodology for estimating the fair value of its IRLCs.

Washtenaw estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan, given the probability that the loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted secondary market prices. The change in fair value of the underlying mortgage loan is measured from the lock date. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the loan will fund within the terms of the IRLC is driven by a number of factors, in particular, the change, if any, in mortgage rates subsequent to the lock date. In general, the probability increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applications, age of the applications and purpose of the loans (purchase or refinance). Washtenaw has developed closing ratio estimates (“Fallout Curves”) using its historical empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The Fallout Curves are utilized to estimate the quantity of loans that will fund within the terms of the IRLCs.  See Impact of New Accounting Standards, discussion of Staff Accounting Bulletin No. 105. for further information.

Since the treasury options and forward commitments are used to manage the interest rate risk exposure of loans held for sale and IRLCs, it is generally expected that the fluctuations in fair value of the various derivatives and effectively hedged loans will largely, though not entirely, offset so that the net effect on earnings is not material.  However, the net effect on earnings will depend on the effectiveness of hedging activities and a variety of other factors, including market interest rate volatility, actual fallout rates, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

Litigation and Claims

Washtenaw is subject to contingent liabilities, including judicial and arbitration proceedings, and other claims arising from the conduct of our business activities.  Reserves are established for legal and other claims when it becomes probable that we will incur an expense and the amount can be reasonably estimated.  Washtenaw involves internal and external experts, including attorneys, in assessing probability and in estimating any amounts involved.  Throughout the life of a contingency, Washtenaw or its experts may learn of additional information that can impact our assessments about probability or about the estimates of amounts involved and changes in these assessments can lead to changes in recorded reserves.  In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims.  See Item 3 – “Legal Proceedings” and the Notes to the consolidated financial statements for a description of significant outstanding litigation and claims.  Management does not believe there are presently significant probable losses beyond attorney fees, which are expensed as the legal services are performed.

Comparison of Results of Operations for the Year Ended December 31, 2003 and 2002

General.  For the year ended December 31, 2003, net income totaled $9.5 million compared to net income of $2.2 million for the same period in 2002. The increase in the net income was primarily attributable to the increased mortgage loan production and the decrease in the mortgage loan servicing rights valuation adjustment.

Loan Production.  For the years ended December 31, 2003 and 2002 loan production totaled $3.7 billion and $2.8 billion respectively.  This represents an increase of $900 million or 32%.  Mortgage interest rates reached the lowest levels in recent history which allowed for large quantities of refinancing.  At December 31, 2003, the balance of loans with interest rates locked with Washtenaw Mortgage totaled $106 million.  During the latter part of 2003, interest rates on mortgage loans increased and the result has been a decrease in loan production activity since that time.

Net Interest Income.  For the year ended December 31, 2003, net interest income was $6.6 million, compared to $5.8 million for the year ended December 31, 2002, an increase of $800,000 or 14%. This increase was primarily due to the increase in average balance of loans held for sale and a decrease in borrowing costs.  Washtenaw borrowings are at variable rates tied to the Federal Funds Rate (“fed funds”).  The fed funds rate remained constant during 2003 and decreased during 2002.

Noninterest Income.  For the year ended December 31, 2003, noninterest income was $51.3 million, compared to $31.8 million for the year ended December 31, 2002, an increase of $19.5 million or 61%. This increase was primarily due to increases in the gain on sales of mortgage servicing rights and loans and servicing income.  These increases were primarily due to the increase in new loan originations, which allowed for an increase in loans sold to the secondary market during the period ended December 31, 2003.  For the year ended December 31, 2003, Washtenaw sold $3.8 billion in mortgage loans to the secondary market compared with $2.9 billion during the preceding period.  The low mortgage interest rates allowed Washtenaw to increase the profit margin on all new loan originations during 2003.  A refinancing environment caused by low interest rates provides wholesale mortgage companies the ability to increase their profit margin.  This is due to loan brokers and correspondents focusing on the service of the loans and less on the price that will be paid by the wholesale mortgage company.  For information on the breakdown of gains on sales of loans and mortgaging servicing rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Gain on Sales of Loans and Mortgage Servicing Rights.”

Loan Servicing.  At December 31, 2003 and 2002, Washtenaw serviced $2.9 billion and $2.3 billion of loans.  Washtenaw has retained the servicing on a portion of its new production to offset the normal portfolio runoff that occurs when mortgage interest rates decline.   This includes both fixed and variable rate conventional loans as well as loans insured by the Government National Mortgage Association.  At December 31, 2003 and 2002, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.  Service fee income, net of amortization, for the years ended December 31, 2003, 2002 and 2001 was $1.2 million, $1.6 million and $649,000.  The decrease in net service fees is due to the increase in amortization exceeding the increase in gross service fee income.  This is the result of the low interest rates causing an increase in actual and expected prepayments, which are used to determine the amortization rate.

Noninterest Expense.  For the year ended December 31, 2003 and 2002, noninterest expense was $43.5 million and $34.9 million, a difference of $8.6 million between the comparable periods. This increase was primarily due to an increase in compensation and employee benefits of $7.1 million, an increase in the amortization of mortgage loan servicing rights of $1.8 million, and an increase in the provision for loan repurchases of $5.3 million.  These were offset by a decrease in the mortgage loan servicing rights valuation adjustment of $6.8 million.  The increase in employee compensation and benefits was primarily the result of an increase in personnel and overtime as well as a increase in total commissions paid to the existing sales force as a result of the increase in new loan originations.  Washtenaw’s sales force is comprised primarily of commission based business consultants who are paid a percentage of the loan production from their customers.  In addition, Washtenaw’s management receives bonus compensation based on the profitability of the company.  During the second quarter and third quarter of 2002 Washtenaw recorded a loss and as a result there was no bonus compensation expense as compared to $4.3 million in bonus compensation expense for the same periods in 2003.  The amortization of mortgage loan servicing rights increased due to the increase in the servicing portfolio and the increase in the amortization rate due to the lower interest rates.  The increase in the provision for loan repurchases is primarily the result of additional accruals recorded to increase the liability for potential and actual loan repurchases.  See Note 16 to the Consolidated Financial Statements for further discussion on the loan repurchase obligations.  The mortgage servicing rights valuation adjustment decreased due to the large valuation adjustments previously recorded.  The largest decrease in servicing value occurs when the borrower, due to the reduction in interest rates, is first able to refinance and reduce their loan payment.  In addition, the lower interest rates decreased the value of the new servicing assets recorded during 2003 which resulted in a reduced valuation adjustment as interest rates decreased during the first half of the year.  Also, interest rates increased during the second half of the year relative to the rates available in May, June and July, which resulted in a positive valuation adjustment during the quarters ended September 30, 2003 and December 31, 2003.

Provision for Income Taxes.  For the years ended December 31, 2003 and 2002, the provision for income taxes was $4.9 million and $948,000, a difference of approximately $4.0 million between the comparable periods.  The increase was due to increased pre-tax income.  The effective tax rate for both periods was constant at 34%.

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001

General.  The Washtenaw Group’s net income for the year ended December 3l, 2002 was $2.2 million or $0.49 per share, compared to $6.8 million or $1.51 per share, for the year ended December 31, 2001.  The decrease of $4.6 million for the year ended December 31, 2002 was primarily the result of increases in amortization of mortgage servicing rights and mortgage servicing rights valuation adjustments, partially offset by increases in noninterest income including servicing income and gains on sales of mortgage servicing rights.

Loan Production.  The volume of loans produced for the year ended December 31, 2002 totaled nearly $2.9 billion, as compared to $3.1 billion for the year ended December 31, 2001, reflecting a decrease of $252.0 million, or approximately 8%.  The decrease in loan production was due to a moderate reduction in loan production during the summer months in 2002 compared to 2001.  During 2002, mortgage rates started to decrease at the end of the second quarter, however it took several months before Washtenaw’s volume began to improve.

At December 31, 2002 and 2001, Washtenaw’s pipeline of locked loans in process was $240.0 million and $128.0 million, respectively.  Historically, approximately 75% to 90% of the locked pipeline of loans in process have funded.  For the year ended December 31, 2002, Washtenaw received 33,738 new loan applications compared to 47,472 new loan applications received for the year ended December 31, 2001.  These new loan applications result in an average daily rate of applications of $16.5 million and $22.1 million for 2002 and 2001 respectively.  The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, Washtenaw’s loan processing efficiency, and loan pricing decisions.

Net Interest Income.  Net interest income (interest earned net of interest charges) totaled $5.8 million for the year ended December 31, 2002, as compared to $6.3 million for the year ended December 31, 2001, representing a decrease of $500,000 or approximately 8%.  The change was primarily due to the decrease in the average yield on loans held for sale due to the declining interest rate environment.

Noninterest Income.  Gain on sales of mortgage servicing rights and loans for the year ended December 31, 2002 totaled $25.0 million.  For the year ended December 31, 2001, gain on sale of mortgage servicing rights and loans was $26.5 million.  The $1.5 million decrease represents a 6% decrease between periods.  This is consistent with decrease in mortgage loan production during the years.

Gain on sale of mortgage servicing rights and loans included concurrent sales of servicing rights.  The gain on sale of mortgage servicing rights and loans resulted from the sale of loans with an aggregate principal balance of approximately $2.9 billion for the year ended December 31, 2002 as compared to $3.0 billion for the year ended December 31, 2001.  For the year ended December 31, 2001 Washtenaw sold servicing rights on approximately half of its current production under a concurrent transfer agreement.  For information on the breakdown of gains on sales of loans and mortgaging servicing rights, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Gain on Sales of Loans and Mortgage Servicing Rights.”

Loan Servicing.  At December 31, 2002, Washtenaw serviced, including loans held for sale, $2.3 billion of loans compared to $1.6 million at December 31, 2001, an increase of 44%.  At December 31, 2002 and 2001, with the exception of servicing related to loans held for sale all loan servicing was servicing for others.  The increase in Washtenaw’s servicing portfolio during the year ended December 31,

2002 was the result of management’s decision to retain the mortgage loan servicing rights on a larger percentage of its loan production.  The weighted-average interest rate of mortgage loans in Washtenaw’s servicing portfolio at December 31, 2002 was 6.61% compared to 7.00% at December 31, 2001.  The decrease in the weighted average interest rate of mortgage loans in Washtenaw’s servicing portfolio is primarily the result of portfolio turnover during an industry-wide decreasing interest rate environment.

Washtenaw recorded amortization and net impairment of its mortgage servicing rights for the year ended December 31, 2002 of $13.1 million (consisting of amortization of $4.5 million and impairment of $8.6 million), compared to $4.2 million (consisting of amortization of $2.1 million and impairment of $2.1 million) for the year ended December 31, 2001.  The factors affecting the amount of amortization and impairment of mortgage servicing rights recorded in an accounting period include the loan type (conventional fixed or adjustable rate), the term (15, 20, or 30 year or balloon), the date of loan acquisition, the cost of servicing the loans based on the industry, and the actual and assumed prepayment and interest rates.  For further information related to the amortization and impairment of mortgage servicing rights, see the previous discussion under “Critical Accounting Policies” and Note 1 to the Consolidated Financial Statements under the subheading “Mortgage Servicing Rights, Net.”

Income from servicing operations totaled $6.1 million for the year ended December 31, 2002.  For the year ended December 31, 2001, servicing income was $2.7 million.  In the fourth quarter of 2001, Washtenaw began retaining a higher percentage of its loan production.  This was due to the decrease in servicing premiums being paid in the concurrent market industry wide.  While this strategy resulted in $8.6 million in loan servicing right valuation adjustments, management believes at the current prices, retaining a portion of the current production is the prudent long term strategy.

During the year ended December 31, 2002, the prepayment rate of Washtenaw’s servicing portfolio was 22.88%, compared to 20.19% for the year ended December 31, 2001.  In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market.  While the prepayment rate did not increase significantly, the actual loan payoffs increased to $495.5 million for the year ended December 31, 2002 compared to $215.3 million for the year ended December 31, 2001.    This increase in actual prepayments as well as the increase in projected prepayments was the primary factor in the mortgage servicing rights valuation adjustments during 2002.

Compensation and Employee Benefits Expense.  Compensation and benefits totaled $14.4 million for the year ended December 31, 2002 compared to $15.3 million for the year ended December 31, 2001, representing a decrease of approximately $900,000 or 6%.  The decrease during 2002 was the result of a decrease in commissions paid to the business consultants at Washtenaw due to the decreased loan production.  The decrease also was the result of a reduction in bonus compensation paid at Washtenaw as a result of the reduction in earnings.  These were offset by an increase in overall compensation paid to hourly employees due to the increase in the number of employees and health care costs.

Provision For Loan Repurchases.  Provision for loan repurchases totaled $1.9 million for the year ended December 31, 2002 compared to $1.3 million for the year ended December 31, 2001, representing a decrease of approximately $600,000 or 46%.  The increase is due to the increase in repurchase requests received from Washtenaw’s investors.  For further information related to the repurchase obligations, see the previous discussion under “Critical Accounting Policies” under the subheading litigation and claims and Note 16 to the Consolidated Financial Statements.

Other Noninterest Expense.  Other noninterest expenses totaled $3.1 million for the year ended December 31, 2002 compared to $2.8 million for the year ended December 31, 2001, representing an increase of $300,000 or 11%.  Other noninterest expense consists primarily of office and computer supplies, legal, auditing and servicing foreclosure expenses.  The increase during 2002 was primarily attributable to the increase in operations and staffing levels of Washtenaw during the year.

Provision for Income Taxes.  For the year ended December 31, 2002 and 2001, the provision for income taxes was $948,000 and $3.7 million, a difference of $2.8 million between the comparable periods.  The increase was due to increased pre-tax income.  The effective tax rate for both periods was constant at 34%.

Contractual Obligations

The following table provides information about Washtenaw’s contractual obligations as of December 31, 2003.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term Borrowings (1)	$88,212,958	$88,212,958	$—	$—	$—
Long-Term Debt	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	2,374,807	582,321	964,286	828,200	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—
Total	$90,587,765	$88,795,279	$964,286	$828,200	$—

(1)                                  Short-term borrowings include due to bank, notes payable and repurchase agreements.

OFF-BALANCE SHEET ARRANGEMENTS

Commitments – See Note 6 to the consolidated financial statements regarding loan origination and sales commitments

Reinsurance Agreement - See Note 14 to the consolidated financial statements regarding reinsurance agreements

FINANCIAL CONDITION

The following is a discussion of the consolidated balance sheet of Washtenaw.

ASSETS

At December 31, 2003, total assets of Washtenaw equaled $131.2 million as compared to $206.8 million at December 31, 2002. The decrease is primarily due to the changes in the balance of loans held for sale.  These changes occur due to increases and decreases in the interest rates available for residential mortgage loans.

Loans Held for Sale

Loans held for sale were $97.7 million at December 31, 2003 compared to $181.1 million at December 31, 2002.  The decrease was caused by the various levels of refinance activity at Washtenaw resulting from the changes in mortgage interest rates.  Throughout the fourth quarter of 2003, mortgage interest rates were higher relative to recent history, and loan production declined.

Mortgage Servicing Rights

Total mortgage servicing rights were $24.6 million at December 31, 2003, a $10.9 million increase from $13.7 million at December 31, 2002.  The mortgage servicing portfolio increased from $2.3 billion at December 31, 2002 to $2.9 billion at December 31, 2003, as Washtenaw retained the servicing rights on a portion of current mortgage loan production.  This increase in the servicing portfolio resulted in net additions to the mortgage servicing rights asset of $18.9 million for the year ended December 31, 2003.  However, these additions were offset by $8.0 million of amortization and impairment valuation adjustments on the servicing rights for the year ended December 31, 2003.  The impairment valuation adjustments were due to a significant decrease in mortgage interest rates, during the first two quarters of year.   These were offset by an increase in mortgage interest rates in the final two quarters of the year ended December 31, 2003.  Changes in mortgage interest rates affect expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparisons between the interest rates of the loans in the portfolio and current market interest rates.

Washtenaw does not currently use any hedges on its mortgage loan servicing portfolio, as management believes that current mortgage loan production and an aggressive retention program will serve to limit its exposure to declining interest rates.  In general, servicing rights values tend to decline in a falling interest rate environment and increase in a rising interest rate environment.  Management cannot predict future market interest rate levels or the magnitude of future servicing valuation adjustments; however, the potential for further impairment charges exist depending on the mortgage interest rate environment.

LIABILITIES

At December 31, 2003, the total liabilities of Washtenaw were $109.0 million as compared to $188.9 million at December 31, 2002. The decrease was primarily due to changes in due to bank, notes payable, and repurchase agreements.  These changes occur due to increases in the interest rates available for residential mortgage loans.

Due to Bank

Due to bank was $11.1 million at December 31, 2003 compared to $34.8 million at December 31, 2002.  The fluctuations were due to changes in mortgage loan production, particularly near the end of the quarter, at Washtenaw.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented to and cleared by the bank.

Notes Payable

Notes payable was $33.2 million at December 31, 2003 compared to $48.2 million at December 31, 2002.  The decrease was primarily caused by changes in the loans held for sale balance.  The notes payable represent the warehouse line of credit that Washtenaw uses, along with repurchase agreements, to fund its loan production until such time that the loans are sold to the secondary market.  Therefore, the total notes payable and repurchase agreement balance will generally move in correlation with the loans held for sale balance.

Repurchase Agreements

Repurchase agreements were $43.9 million at December 31, 2003 compared to $83.0 million at December 31, 2002.  The decrease in the repurchase agreements were primarily the result of the changes in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, much like the notes payable balance, the repurchase agreements balance will move in correlation to the loans held for sale balance.

Other Liabilities

Other liabilities were $12.2 million at December 31, 2003 compared to $14.7 million at December 31, 2002.  The decrease was due to a decrease in the fair value adjustment for derivative activity, accounts payable and taxes payable offset by an increase in the liability recorded for repurchase obligations and fees due to FNMA related to loan level sales.  The fair value adjustment recorded for derivative activity for December 31, 2003 and December 31, 2002 was $579,000 and $2.5 million.  The decrease is a reflection of both market interest rate activity and forward contracts at the end of each period.  The decrease in accounts payable and taxes payable were a reflection of normal fluctuations caused by operational activity.  The liability recorded for repurchase obligations for December 31, 2003 and December 31, 2002 was $3.7 million and $632,000, respectively.  The increase reflects the increase in repurchase requests Washtenaw has received during the periods presented.  For further information related to the repurchase obligations, see the previous discussion under “Critical Accounting Policies” under the subheading litigation and claims and Note 16 to the Consolidated Financial Statements.  The fees due to FNMA increased due to changes in the pricing agreement between Washtenaw and FNMA.  This agreement calls for an improved base fee, but has more deductions for various loan level factors including credit score and the purpose of the loan.  The fees are typically paid in the month following the sale of the loan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability or the financial flexibility to manage future cash flows fund operations on a timely and cost-effective basis.  The Washtenaw Group’s primary source of funds is dividends paid by Washtenaw Mortgage.

Washtenaw’s sources of cash flow include cash from gains on sale of mortgage loans and servicing, net interest income, servicing fees, and borrowings.  Washtenaw sells its mortgage loans generally on a monthly basis to generate cash for operations.  Washtenaw’s uses of cash in the short-term include the funding of mortgage loan purchases and originations and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes, loan repurchases and capital expenditures.  Long-term uses of cash may also include the funding of securitization activities or portfolios of loan or servicing assets.

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The warehouse line of credit has a limit of $90.0 million, of which $7.2 million represents a working capital sublimit and $13.5 million represents a servicing advance sublimit.  Borrowing pursuant to the warehouse line of credit totaled $33.2 million at December 31, 2003 and $48.2 million at December 31, 2002.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50%, resulting in an effective rate of 2.50% at December 31, 2003 and 2.75% at December 31, 2002.  The interest rate on the working capital portion of the line of credit is the Federal Funds Rate plus 2.25%.  The warehouse line of credit is payable on demand.  The terms of the warehouse line of credit impose certain limitations on the operations of Washtenaw.  Pursuant to the warehouse line of credit, Washtenaw must maintain a minimum servicing portfolio of $800.0 million, a minimum net worth of $12.0 million calculated in accordance with accounting principles generally accepted in the United States, and a minimum adjusted tangible net worth of $17.0 million.  Washtenaw must also maintain a ratio of total indebtedness to adjusted tangible net worth of less than twelve to one and maintain a ratio of adjusted total indebtedness to adjusted tangible net worth of less than one to one.  For purposes of the warehouse line of credit, adjusted tangible net worth is defined as the excess of total assets over total liabilities, with certain additions and subtractions as specified in the warehouse line of credit agreement, primarily related to mortgage servicing rights and deferred taxes.  As of December 31, 2003, Washtenaw’s servicing portfolio totaled $2.9 billion, net worth calculated in accordance with accounting principles generally accepted in the United States was $22.2 million and adjusted tangible net worth was $28.9 million.  Washtenaw’s ratio of total indebtedness to adjusted tangible net worth was 1.8 and adjusted total indebtedness to adjusted tangible net worth was 0.59.  Washtenaw met all of these covenants during all time periods reported.

Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase.  These agreements typically have terms of less than 90 days and are treated as a source of financing.  The weighted average interest rate on these agreements to repurchase was 1.90% at December 31, 2003, and 2.15% at December 31, 2002.

Washtenaw’s ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations.  The value of and market for The Washtenaw Group’s loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates, and governmental regulations.  A significant amount of Washtenaw’s loan production in any month is funded during the last several business days of that month.

Washtenaw generally grants commitments to fund mortgage loans for up to 60 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At December 31, 2003 and December 31, 2002, Washtenaw had outstanding rate-lock commitments to lend of $106.0 million and $240.0 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of December 31, 2003 and December 31, 2002, Washtenaw had outstanding commitments to sell $122.9 million and $232.5 million of mortgage loans.  These commitments will be funded within 90 days.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001 the Financial Accounting Standards Board (FASB) issued accounting standard SFAS 143, Accounting for Asset Retirement Obligations.  This statement covers the removal of a long term asset from service.  The statement was effective for fiscal years beginning after June 15, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In April, 2002 the FASB issued accounting standard SFAS 145, Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.  This statement modifies the reporting of gains and losses from extinguishments of debt, accounting for intangible assets of motor carriers and accounting for leases.  The statement was effective for fiscal years beginning after May 15, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In June 2002 the FASB issued accounting standard SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities.  This statement requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The statement was effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In December 2002 the FASB issued accounting standard SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure.  This statement provided alternatives for companies that adopt the fair value based method of accounting for stock-based employee compensation and revised stock compensation disclosure requirements.  The disclosure requirements were effective for fiscal years ending after December 15, 2002, and other provisions are required for fiscal years beginning after December 15, 2003.  The adoption of this statement did not have a material effect on the financial statements, as the Washtenaw does not currently have stock options outstanding and Washtenaw does not expect to adopt a fair value method of accounting.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. This statement was effective in the quarter beginning July 1, 2003.  The adoption of this statement did not have a material effect on the financial statements because the Company previously adopted  similar derivative implementation guidance.

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity.  The company does not have any of these instruments and, therefore, adoption of this statement did not have an impact on the financial statements.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, beginning in 2003, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee.  The adoption of FIN 45 on January 1, 2003 did not have a material impact on Washtenaw.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which requires the consolidation of certain entities, including special purposes entities (SPE’s), by a company if it is determined to be the primary beneficiary of the variable interest entity’s operating activities. The adoption of this interpretation on January 31, 2003 did not have a material impact on Washtenaw.

The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 states that future cash flows from servicing rights and other internally-developed intangible assets cannot be included in the determination of fair value of rate lock commitment derivatives.  The SAB also discusses disclosure requirements for rate lock commitment derivatives and is required to be applied to rate lock commitments entered into after March 31, 2004.  The Company does not expect this SAB to have an effect on the financial statements, as servicing rights and other internally-developed intangible assets are not included in the value of the Company’s rate lock commitments.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of Washtenaw’s operations.  Unlike most industrial companies, nearly all the assets and liabilities of Washtenaw’s are monetary in nature.  As a result, interest rates have a greater impact on Washtenaw’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The principal objective of Washtenaw’s interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given Washtenaw’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Washtenaw’s Interest Rate Risk Management Policy.  Through this management, Washtenaw seeks to reduce the vulnerability of its operations to changes in interest rates.  The Board of Directors of Washtenaw is responsible for reviewing the interest rate risk position.  The Board of Directors reviews the interest rate risk position on a quarterly basis.  In connection with this review, the Board of Directors evaluates Washtenaw’s business activities and strategies, the effect of those strategies on Washtenaw’s net interest margin, the market value of the loans, and mortgage servicing rights, and the effect the changes in interest rates will have on Washtenaw’s loan and servicing portfolios and exposure limits.

The continuous movement of interest rates is certain.  However, the extent and timing of these movements is not always predictable.  Any movement in interest rates has an effect on Washtenaw’s profitability.  The value of loans that Washtenaw has either originated or purchased or committed to originate or purchase, decreases as interest rates rise and, conversely, the value increases as interest rates fall.  The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing in value as interest rates fall.  Washtenaw also faces the risk that rising interest rates could cause the cost of interest-bearing liabilities, such as loans and borrowings, to rise faster than the yield on interest-earning assets, such as loans and investments.  Washtenaw’s interest rate spread and interest margin may be negatively impacted in a declining interest rate environment even though Washtenaw generally borrows at short-term interest rates and lends at longer-term interest rates.  This is because loans and other interest-earning assets may be prepaid and replaced with lower yielding assets before the supporting interest-bearing liabilities reprice downward.  Washtenaw’s interest margin may also be negatively impacted in a flat- or inverse-yield curve environment.  Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise.  In turn, this affects the prepayment speed of loans underlying Washtenaw’s mortgage servicing rights.

Because it is unlikely that any particular movement in interest rates could affect only one aspect of Washtenaw’s business, many of Washtenaw’s products are naturally self-hedging to each other.  For instance, the decrease in the value of Washtenaw’s mortgage servicing portfolio associated with a decline in interest rates usually will not occur without some degree of increase in new mortgage loan production, which may offset the decrease in the value of the mortgage servicing portfolio.

Washtenaw’s primary strategy to control interest rate risk is to sell substantially all loan production into the secondary market.  This loan production is typically sold with servicing retained.  To further control interest rate risk related to its loan servicing portfolio, Washtenaw typically sells the servicing for most of its loans within one year of the origination of the underlying loan.  The turnover in the loan servicing portfolio assists Washtenaw in maintaining a more stable value of the servicing portfolio by holding servicing on loans that, historically, are least likely to be refinanced in the short term.  Washtenaw further attempts to mitigate the effects of changes in interest rates through the use of forward sales of anticipated loan closings and diligent asset and liability management.

The primary market risk facing Washtenaw is interest rate risk.  From an enterprise perspective, Washtenaw manages this risk by striving to balance its loan origination and loan servicing businesses, which are counter cyclical in nature.  In addition, Washtenaw utilizes various hedging techniques to manage the interest rate risk related specifically to its committed pipeline loans, mortgage loan inventory, and mortgage servicing rights.  Washtenaw primarily utilizes forward sales of mortgage-backed securities and purchases of mortgage-backed securities put options.  These instruments most closely track the performance of Washtenaw’s committed pipeline of loans because the loans themselves can be delivered directly into these contracts.  Washtenaw may also use other hedging techniques, including the use of forward U.S. treasury notes and bond sales and purchases (long/short OTC cash forward contracts); U.S.

treasury futures contracts (long/short CBOT futures); U.S. treasury futures options contracts (long/short CBOT futures options); private mortgage conduit mandatory forward sales (mandatory rate locks); and private mortgage conduit best-effort rate locks (best-effort rate locks).

The overall objective of Washtenaw’s interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates.  Washtenaw does not speculate on the direction of interest rates in its management of interest rate risk.

The following table provides information about Washtenaw’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003.  Loans held for sale, are shown in the period in which they are expected to be sold.

(Dollars in Thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value 12/31/2003
Rate sensitive assets:
Fixed interest rate loans held for sale	$76,587	—	—	—	—	—	$76,587	$77,716
Average interest rate	6.08%	—	—	—	—	—
Variable interest rate loans held for sale	$21,100	—	—	—	—	—	$21,100	$21,411
Average interest rate	4.72%	—	—	—	—	—
U.S. Treasury Options		—	—	—	—	—
Notional amount	$20,000	—	—	—	—	—	$20,000	$81
Weighted average strike price	0.41%	—	—	—	—	—
Loan Rate Lock Commitments		—	—	—	—	—
Notional amount	$106,001	—	—	—	—	—	$106,001	$282
Weighted average interest rate	5.73%	—	—	—	—	—
		—	—	—	—	—
Rate sensitive liabilities:		—	—	—	—	—
Notes payable	$33,212	—	—	—	—	—	$33,212	$33,212
Average interest rate	2.50%	—	—	—	—	—
Repurchase agreements	$43,927	—	—	—	—	—	$43,927	$43,927
Average interest rate	1.90%	—	—	—	—	—
Forward Loan Sales Contracts		—	—	—	—	—
Notional amount	$122,874	—	—	—	—	—	$122,874	$579
Weighted average sales price	101.02%	—	—	—	—	—

Item 8.    Financial Statements

REPORT OF INDEPENDENT AUDITORS

Board of Directors

The Washtenaw Group, Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of The Washtenaw Group, Inc. (the “Company’), as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2001 and July 1, 2002, the Company adopted new accounting guidance on derivative instruments.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 13, 2004

THE WASHTENAW GROUP, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and cash equivalents	$100,000	$100,000
Accounts receivable, net	5,340,932	7,736,378
Loans held for sale	97,687,823	181,058,139
Mortgage servicing rights, net	24,614,381	13,729,803
Other real estate owned	925,839	1,217,366
Premises and equipment, net	1,480,988	1,215,763
Other assets	1,030,653	1,715,415

	$131,180,616	$206,772,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to bank	11,074,372	34,849,016
Notes payable	33,211,685	48,249,353
Repurchase agreements	43,926,901	82,987,994
GNMA repurchase liability	8,599,700	8,140,871
Other liabilities	12,162,996	14,705,282
Total liabilities	108,975,654	188,932,516

Shareholders’ equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 9,000,000 shares authorized 4,488,351 and 4,463,221 outstanding at December 31, 2003 and 2002, respectively	44,884	44,632
Additional paid in capital	1,955,932	1,956,184
Retained earnings	20,204,146	15,839,532
Total shareholders’ equity	22,204,962	17,840,348

	$131,180,616	$206,772,864

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Income

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Interest income	$12,983,856	$11,400,554	$14,680,550
Interest expense	6,429,429	5,593,984	8,393,998
Net interest income	6,554,427	5,806,570	6,286,552

Noninterest income
Servicing income	7,534,998	6,117,236	2,711,674
Gain on sales of mortgage servicing rights and loans, net	42,772,289	25,012,380	26,490,513
Other income	1,019,929	663,618	1,256,701
Total noninterest income	51,327,216	31,793,234	30,458,888

Noninterest expense
Compensation and employee benefits	21,431,079	14,353,581	15,300,684
Occupancy and equipment	1,681,847	1,219,234	1,048,780
Telephone	561,375	507,952	554,093
Postage	736,716	624,498	635,551
Amortization of mortgage servicing rights	6,319,081	4,531,997	2,062,439
Mortgage servicing rights valuation adjustment	1,734,698	8,616,240	2,117,881
Loss and provision for loss on loan repurchases and other real estate	7,139,693	1,859,034	1,287,158
Other noninterest expense	3,857,251	3,149,448	2,842,700
Total noninterest expense	43,461,740	34,861,984	25,849,286

Income before income taxes and cumulative effect of change in accounting principle	14,419,903	2,737,820	10,896,154

Provision for income taxes	4,888,461	947,966	3,721,536

Income before cumulative effect of change in accounting principle	9,531,442	1,789,854	7,174,618

Cumulative effect of change in accounting principle, net of tax	—	413,449	(420,495)

Net income	$9,531,442	$2,203,303	$6,754,123
Earnings per share before cumulative effect of change in accounting principle	$2.14	$0.40	$1.61

Per share cumulative effect of change in accounting principle	—	0.09	(0.10)

Earnings per share	$2.14	$0.49	$1.51

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2003, 2002 and 2001

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

Balance at January 1, 2001	4,463,221	$44,632	$1,956,184	$11,952,175	$13,952,991

Net income				6,754,123	6,754,123

Cash dividend ($0.70 per share)				(3,114,001)	(3,114,001)

Balance at December 31, 2001	4,463,221	44,632	1,956,184	14,559,832	16,560,648

Net income				2,203,303	2,203,303

Cash dividend ($0.21 per share)				(923,603)	(923,603)

Balance at December 31, 2002	4,463,221	44,632	1,956,184	15,839,532	17,840,348

Net income				9,531,442	9,531,442

Cash dividend ($1.15 per share)				(5,166,828)	(5,166,828)

Issue common shares to parent company prior to spin-off	25,130	252	(252)		—

Balance at December 31, 2003	4,488,351	$44,884	$1,955,932	$20,204,146	$22,204,962

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$9,531,442	$2,203,303	$6,754,123
Adjustments to reconcile net income to net cash from operating activities
Cumulative effect of change in accounting principle	—	(413,449)	420,495
Amortization of mortgage servicing rights	6,319,081	4,531,997	2,062,439
Mortgage servicing rights valuation adjustment	1,734,698	8,616,240	2,117,881
Gain on sales of mortgage servicing rights and loans, net	(42,772,289)	(25,012,380)	(26,490,512)
Depreciation	464,124	370,813	267,957
Purchases and origination of mortgage loans held for sale	(3,748,138,220)	(2,858,691,956)	(3,145,972,981)
Proceeds from sale of mortgage loans held for sale	3,828,945,043	2,895,514,145	2,982,435,847
Changes in assets and liabilities that (used) provided cash
Accounts receivable and other assets	3,080,209	(1,489,657)	(1,962,630)
Other liabilities	(2,083,457)	2,675,761	6,403,275
Net cash provided (used) by operating activities	57,080,631	28,304,817	(173,964,106)

Cash flows from investing activities
Proceeds from sales of mortgage servicing rights	26,397,426	21,164,700	42,491,561
Other real estate owned, net	291,527	(1,094,678)	(38,116)
Property and equipment expenditures	(729,349)	(652,204)	(748,104)
Net cash provided by investing activities	25,959,604	19,417,818	41,705,341

Cash flows from financing activities
Increase (decrease) in due to bank	(23,774,644)	2,244,114	20,097,551
Cash dividends	(5,166,828)	(923,603)	(3,114,001)
Increase (decrease) in notes payable due on demand	(15,037,669)	(22,436,467)	44,661,775
Increase (decrease) in repurchase agreements	(39,061,093)	(26,606,679)	70,613,440
Net cash provided (used) by financing activities	(83,040,235)	(47,722,635)	132,258,765

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of year	100,000	100,000	100,000

Cash and cash equivalents at end of year	$100,000	$100,000	$100,000

Supplemental cash disclosures
Interest paid	$6,459,864	$5,706,984	$8,379,846
Income taxes paid	5,386,926	2,020,000	173,000
Non-cash investing activity
Loans recorded under GNMA repurchase option	458,829	8,140,471	—

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include the accounts of The Washtenaw Group, Inc. (Washtenaw or Company) and its wholly owned subsidiary, Washtenaw Mortgage Company (Washtenaw Mortgage).  All significant intercompany accounts and transactions have been eliminated in consolidation.  All references herein to The Washtenaw Group, Washtenaw or the Company include the consolidated results of its subsidiary.  Assets held in an agency or fiduciary capacity are not assets of Washtenaw and, accordingly are not included in the accompanying consolidated financial statements.

The Washtenaw Group was a wholly owned subsidiary of Pelican Financial, Inc. until December 31, 2003 (See Note 2).  In an internal reorganization on August 22, 2003, Pelican Financial transferred all the shares of Washtenaw Mortgage to The Washtenaw Group, in exchange for all the outstanding shares of The Washtenaw Group.  Since this transaction was an internal reorganization, the accounts of Washtenaw Mortgage are carried forward without change and The Washtenaw Group is included for all periods.

Washtenaw Mortgage Company is a Michigan corporation which engages in mortgage banking activities and, as such, acquires, sells and services one-to-four unit residential mortgage loans.  Washtenaw acquires and services residential mortgage loans in 40 states.

Parent Company Only Financials:

Parent Company financial statements are not presented, as the only activity of The Washtenaw Group was the investment in Washtenaw Mortgage.

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures and actual results could differ from those estimates.  The fair value of financial instruments including derivatives, the valuation of mortgage servicing rights, the valuation of loans held for sale and the status of contingencies are particularly subject to change.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in bank accounts.  Bank balances in a book overdraft are shown in the accompanying balance sheet as due to bank.

Accounts Receivable:

Periodically Washtenaw sells mortgage-servicing rights.  Washtenaw records the sale at the time all of the following conditions have been met:  (1) title has passed to the buyer, (2) substantially all risks and rewards of ownership have irrevocably passed to the buyer, and (3) any protection provisions retained by Washtenaw are minor and can be reasonably estimated.  If the sale requires Washtenaw to finance a portion of the sales price, Washtenaw records the transaction as a sale only when an adequate nonrefundable down payment has been received and the receivable allows Washtenaw full recourse to the buyer.

The line item in the balance sheet included $690,189 and $4,592,696 at December 31, 2003 and 2002 of receivables from sales of mortgage servicing rights.  Further, the line item was net of an allowance for doubtful accounts and minor contingencies of $51,184 and $77,608 at December 31, 2003 and 2002.

Loans Held for Sale and Related Derivatives:

Loans held for sale include deferred origination fees and costs and are stated at the lower of cost or fair value in aggregate.  The fair value of mortgage loans held for sale is based on market prices and yields at the end of the period in normal market outlets used by Washtenaw.

Washtenaw purchases derivatives that include U.S. Treasury options and forward contracts to deliver loans and mortgage-backed-securities.  Treasury options and forward contracts are used to manage interest rate risk on loans held for sale and the pipeline of loans in process.  The loans held for sale are generally sold into the forward contracts.  Beginning January 1, 2001 under FAS 133, Treasury options and forward contracts are carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as effective hedges.  Additionally, we enter into commitments to originate loans for which the interest rate is determined prior to funding (rate lock commitments). Beginning July 1, 2002, rate lock commitments on loans held for sale are considered to be derivatives. At the time of interest rate lock commitment, no gain or loss is recognized. Any subsequent changes in fair value are recorded in earnings. Fair value is determined based on the effect that changes in market interest rates subsequent to the commitment date have on the value of the related loan.  The fair value of derivatives are included in other assets and other liabilities and the fair value adjustment to the carrying amount of effectively hedged loans is included with the balance of loans held for sale until the loans are sold.  Changes in the fair value of derivatives and the offsetting change in fair value of hedged loans held for sale is included in gain on sales of mortgage servicing rights and loans, net.

GNMA Repurchase Option and Liability:

Under the agreement to sell loans to GNMA, Washtenaw has the option, but not an obligation, to repurchase sold loans that have defaulted.  Since Washtenaw has gained the ability to control the defaulted loans, the loans are recorded as an asset and a repurchase liability at the repurchase price.  As of December 31, 2003 and 2002, Washtenaw had $8,599,700 and $8,140,871 of related loans included in loans held for sale and other liabilities.

Mortgage Servicing Rights, Net:

Washtenaw purchases and originates mortgage loans for sale to the secondary market, and sells the loans on either a servicing retained or servicing released basis.  Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold.  The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue.  The expected period of the estimated net servicing income is based, in part, on the expected prepayment of the underlying mortgages.

Mortgage servicing rights are periodically evaluated for impairment.  For purposes of measuring impairment, mortgage-servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans.  These risk characteristics include loan type (fixed or adjustable rate), term (15 year, 20 year, 30 year or balloon), interest rate and date of loan acquisition.  Impairment represents the excess of amortized cost of an individual stratum over its estimated fair value, and is recognized through a valuation allowance.

Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.  Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time.  Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

Other Real Estate:

Other real estate is recorded at the lower of cost (loan carrying amount) or fair value, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs relating to the development and improvement of real estate are capitalized, whereas those costs relating to holding the real estate are charged to expense.

Other real estate owned was $1,570,416 and $1,934,648 at December 31, 2003 and 2002, and is carried net of a valuation allowance of $644,577 and $717,282 at December 31, 2003 and 2002.

Premises and Equipment:

Premises and equipment are stated at cost, net of accumulated depreciation.  Leasehold improvements are depreciated (or amortized) over the lesser of the term of the related lease or the estimated useful lives of the assets.  Depreciation is computed using either an accelerated or straight-line method over the estimated useful lives of the related assets.

Long Term Assets:

Premises and equipment and other long term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Revenue Recognition:

Mortgage loans held for sale are generally delivered to secondary market investors under firm sales commitments entered into at or prior to the closing date of the individual loan.  Loans are sold on a non-recourse basis, but loans must meet the underwriting guidelines of the buyer.  The qualification of a loan under investor guidelines is often a subjective decision.  Washtenaw will repurchase some loans due to actual or alleged defects in loan qualifications.  Loan sales and the related gains or losses are recorded at the settlement date, with a liability recorded for the estimated fair value of repurchase obligations, based on repurchase experience.

Loan origination fees and costs are deferred as a component of the balance of loans held for sale.  Since mortgage loans originated or acquired for sale are generally sold within 60 days, any related fees and costs are not amortized during that period, but are recognized when the loan is sold.

Loan administration fees earned for servicing loans for investors are generally calculated based on the outstanding principal balances of the loans serviced and are recorded as revenue when received.

Interest income on loans held for sale is reported on the interest method.  Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days.  Interest continues to accrue on loans over 90 days past due if they are well secured and in the process of collection.

Income Taxes:

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.  To the extent current available evidence raises doubt about the future realization of a deferred tax asset, a valuation allowance is established.  For the periods presented, Washtenaw is included in the consolidated federal tax return of Pelican Financial, Inc.  Income taxes are computed on a separate return basis, with Washtenaw paying its tax liability to Pelican Financial, Inc.

Cumulative Effect of Change in Accounting Principle:

Beginning January 1, 2001, Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  The effect of adopting SFAS 133 at January 1, 2001 was a charge to operations of $420,495, net of tax, reported as a cumulative effect of change in accounting principle.  This change consisted of expense of $689,152 to record a loss on forward contracts, offset by revenue of $53,657 on hedged loans held for sale and a tax benefit of $215,000.

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes as derivatives rate lock commitments on loans intended for sale, and was effective July 1, 2002.  Upon adopting this guidance on July 1, the Company recorded the fair value of rate lock commitments as derivatives, and the amount of the resulting fair value adjustment largely offset the fair value adjustments on forward sales commitments that are currently carried as derivatives.  The Company recorded a cumulative effect of change in accounting principle of $413,449, net of tax expense of $212,989, to reflect the fair value of rate lock commitments outstanding on July 1, 2002.

Comprehensive Income:

Comprehensive income includes both net income and other comprehensive income.  The company has no items of other comprehensive income, therefore, comprehensive income is equal to net income.

Operating Segments:

Washtenaw’s operation includes one primary segment: mortgage banking.  The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 40 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors.

Earnings Per Share:

Earnings per share are computed based on the weighted-average number of common shares outstanding during the year.  There are presently no potentially dilutive securities outstanding.

Concentration of Credit Risk:

Washtenaw originates and purchases loans throughout the nation, however over 50% of loan volume is generated in Michigan, Ohio, Illinois, California and Pennsylvania.

Impact of Interest Rate Fluctuations:

Interest rate fluctuations generally have a direct impact on a mortgage banking institution’s financial performance.  Significant increases in interest rates may make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans.  As a result, the volume and related income from loan originations may be reduced.  Significant increases in interest rates will also generally increase the value of Washtenaw’s servicing portfolio, as a result of slower anticipated prepayment activity.  Significant decreases in interest rates may enable more potential borrowers to qualify for a mortgage loan, resulting in higher income related to the loan originations.  However, significant decreases in interest rates may result in higher anticipated loan prepayment activity and, therefore, reduce the value of the loan servicing portfolio.

Fair Values of Financial Instruments:

Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value is presented in a separate note.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  All nonfinancial instruments are excluded.  Accordingly, the aggregate fair value amounts presented do not represent the value of Washtenaw.

New Accounting Pronouncements:

In June 2001 the Financial Accounting Standards Board (FASB) issued accounting standard SFAS 143, Accounting for Asset Retirement Obligations.  This statement covers the removal of a long term asset from service.  The statement was effective for fiscal years beginning after June 15, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In April, 2002 the FASB issued accounting standard SFAS 145, Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.  This statement modifies the reporting of gains and losses from extinguishments of debt, accounting for intangible assets of motor carriers and accounting for leases.  The statement was effective for fiscal years beginning after May 15, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In June 2002 the FASB issued accounting standard SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities.  This statement requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The statement was effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In December 2002 the FASB issued accounting standard SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure.  This statement provided alternatives for companies that adopt the fair value based method of accounting for stock-based employee compensation and revised stock compensation disclosure requirements.  The disclosure requirements were effective for fiscal years ending after December 15, 2002, and other provisions are required for fiscal years beginning after December 15, 2003.  The adoption of this statement did not have a material effect on the financial statements, as the Company does not currently have stock options outstanding and the Company does not expect to adopt a fair value method of accounting.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. This statement was effective in the quarter beginning July 1, 2003.  The adoption of this statement did not have a material effect on the financial statements because the Company previously adopted similar derivative implementation guidance.

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity.  The company does not have any of these instruments and, therefore, adoption of this statement did not have an impact on the financial statements.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, beginning in 2003, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee.  The adoption of FIN 45 on January 1, 2003 did not have a material impact on Washtenaw.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which requires the consolidation of certain entities, including special purposes entities (SPE’s), by a company if it is determined to be the primary beneficiary of the variable interest entity’s operating activities. The adoption of this interpretation on January 31, 2003 did not have a material impact on Washtenaw.

The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 states that future cash flows from servicing rights and other internally-developed intangible assets cannot be included in the determination of fair value of rate lock commitment derivatives.  The SAB also discusses disclosure requirements for rate lock commitment derivatives and is required to be applied to rate lock commitments entered into after March 31, 2004.  The Company does not expect this SAB to have an effect on the financial statements, as servicing rights and other internally-developed intangible assets are not included in the value of the Company’s rate lock commitments.

Reclassification:

Certain prior period amounts have been reclassified to conform to the December 31, 2003 presentation.

NOTE 2 – SPIN-OFF

On December 31, 2003, Pelican Financial, the former parent company of Washtenaw, distributed all of the outstanding shares of Washtenaw to the holders of Pelican Financial common stock on a share for share basis based on Pelican Financial shareholders of record on December 22, 2003.  Upon completion of the distribution on December 31, 2003, Washtenaw is no longer a subsidiary of Pelican Financial. During the periods presented in the financial statements, Pelican Financial did not incur any expenses on behalf of Washtenaw and no allocation of parent company expenses has been reflected in these financial statements.

Following the distribution certain individuals continue to serve as officers of both Washtenaw and Pelican Financial.  Washtenaw will pay their salaries and all other compensation.  Pelican Financial will reimburse Washtenaw, as part of the transitional services agreement, for time spent on Pelican Financial matters.  Prior to the distribution, Pelican did not reimburse Washtenaw for these services.  After the distribution, officers and other employees providing services to both companies will be required to maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.

The following table provides unaudited proforma information for Washtenaw assuming the transitional services agreement was in effect for all periods presented.  The amounts included represent management’s estimate of the amount of reimbursement that would have been received during these periods had the transitional services agreement existed.  These amounts are based on past experience of time spent on Pelican Financial matters, and are primarily for accounting, human resources and senior management services.  A tax rate of 34% was assumed for all periods.

	2003	2002	2001
Income before tax and cumulative effect, as reported	$14,419,903	$2,737,820	$10,896,154
Transitional services reimbursement adjustment (unaudited)	232,875	24,999	07,130
Adjusted income before tax and cumulative effect	14,652,778	2,962,819	11,103,284
Adjusted income taxes (unaudited)	4,967,639	1,024,466	3,791,960
Adjusted income before cumulative effect	$9,685,139	$1,938,353	$7,311,324
Income before cumulative effect, as reported	$9,531,442	$1,789,854	$7,174,618

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans to related parties are as follows:

	2003	2002
Beginning of year	$—	$539,715
New loans	403,900	1,564,325
Paid in full/sales	(403,900)	(2,103,647)
Repayments	—	(393)

End of year	$—	$—

During the periods covered, Washtenaw entered into various transactions with Pelican National Bank (“Pelican National”), which is affiliated by common ownership.  Pelican National is wholly owned by Pelican Financial.  These transactions were primarily the sale of loans, the servicing of loans, the establishment of custodial accounts on deposit and borrowings.

During the years ended December 31, 2003, 2002 and 2001, Washtenaw sold loans to Pelican National Bank totaling $15,730,311, zero and $8,578,757.  The sales were executed at current market prices, and resulted in a gain of $170,829, zero and $231,148 to Washtenaw, respectively.

During the years ended December 31, 2003, 2002 and 2001, Washtenaw received servicing income and loan underwriting fees from Pelican National Bank of $104,761, $77,208 and $30,915.

Washtenaw established and maintained escrow and custodial funds aggregating $63,469,501, $73,564,542 and $30,535,000 at Pelican National at December 31, 2003, 2002 and 2001.  These custodial funds are not assets of Washtenaw and are excluded from the consolidated financial statements.

Washtenaw earned interest income on these funds totaling $82,412 for the year ended December 31, 2001 and no amount in other periods presented.

Pelican National provided a secured borrowing for a portion of Washtenaw’s loans held for sale.  The outstanding balance at December 31, 2003, 2002 and 2001 was zero, $5,174,618 and zero, respectively.  During the years ended December 31, 2003, 2002 and 2001, Washtenaw paid Pelican National Bank $568,288, $336,951 and zero in related interest expense.

At December 31, 2003 Washtenaw was a guarantor on a term loan for Pelican Financial in the amount of $291,665.  The guaranty was secured by a blanket pledge of the mortgage servicing portfolio.  The loan was paid in full in January 2004.

NOTE 4 - MORTGAGE LOANS SERVICED

Mortgage Servicing Rights:

Activity related to mortgage servicing rights is summarized below:

	2003	2002	2001

Balance at beginning of period	$22,638,458	$17,680,194	$7,516,799
Additions	39,470,149	31,286,773	52,161,521
Direct write downs	(2,078,360)	—	—
Sales	(20,531,792)	(21,796,512)	(39,935,687)
Amortization	(6,319,081)	(4,531,997)	(2,062,439)
Balance at end of period	33,179,374	22,638,458	17,680,194

Valuation allowance at beginning of period	(8,908,655)	(2,855,410)	(737,528)
Adjustment for impairment	(1,734,698)	(8,616,240)	(2,117,881)
Direct write downs	2,078,360	—	—
Adjustment for sale of servicing rights	—	2,562,995	—
Valuation allowance at end of period	(8,564,993)	(8,908,655)	(2,855,409)

Net	$24,614,381	$13,729,803	$14,824,785

The estimated fair value of mortgage servicing rights as of December 31, 2003, 2002 and 2001 was $25,057,845, $13,853,863 and $14,980,635, respectively.

The following are the critical assumptions used to estimate the fair value:

	2003	2002	2001

Weighted average discount rate	9.33%	9.23%	9.44%

Weighted average prepayment rates	24.30%	29.76%	19.08%

Servicing cost per loan	$52.00	$49.00	$51.00

The fair value of the mortgage servicing rights is determined by stratifying the mortgage servicing rights based on the following predominant risk characteristics:

•                  Product type (i.e. conventional, government, balloon)

•                  Interest rate

•                  Term (i.e. 15 or 30 years)

•                  Year originated

The Company has developed a discounted cash flow methodology for estimating the fair value of mortgage servicing rights.  The Company validates the results of the discounted cash flow model by obtaining regular independent valuations of the Company’s mortgage servicing rights.  Independent valuations are obtained at least annually, and generally two to four times per year.

The most significant assumption used in estimating the fair value of mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment expectations.  Prepayment rates represent the annual percentage of mortgage loan principal balance expected to be repaid in advance of the due date.  Expected prepayment rates are used to estimate future net servicing income, which determines the fair value of mortgage servicing rights.  Higher levels of prepayments reduce the amount of expected future servicing income and reduce the fair value of mortgage servicing rights.

Servicing of Mortgage Loans:

Washtenaw sells mortgage loans to secondary market investors.  Washtenaw collects monthly principal and interest payments and performs certain escrow services for investors.  Washtenaw’s servicing portfolio of loans is principally in California, Florida, Illinois, Indiana, Michigan, Ohio, Georgia, Pennsylvania and North Carolina.  Washtenaw’s servicing portfolio for outside parties was approximately $2,717,000,000, $2,061,000,000 and $1,186,000,000 at December 31, 2003, 2002 and 2001, respectively.  These loans are owned by outside parties and are not included in the assets of the Company.

Washtenaw is responsible for establishing and maintaining escrow and custodial funds aggregating $63,469,501, $73,564,542 and $31,485,000 at December 31, 2003, 2002 and 2001.  The escrow and custodial funds include the loans being serviced while held for sale.  These funds are placed on deposit at Federal Deposit Insurance Corporation (“FDIC”) insured banks and amounts on deposits outside Washtenaw are not included in the assets and liabilities of the Company.  As is customary in the mortgage banking industry, these funds may be considered by the banks in which such funds are deposited, together with other balances maintained in the banks by the Company, when negotiating credit lines available for Washtenaw use.

NOTE 5 – LOANS HELD FOR SALE

Activity related to loans held for sale is summarized below:

	2003	2002	2001
Beginning balance	$181,058,139	$216,728,004	$81,416,427
Purchases and originations of loans held for sale	3,748,138,220	2,858,691,956	3,145,972,981
Sale of loans held for sale	(3,792,796,698)	(2,871,340,268)	(2,959,686,559)
Capitalized mortgage servicing rights	(39,470,149)	(31,286,773)	(52,161,521)
Hedging fair value adjustments	299,482	124,749	186,676
Lower of cost or market adjustments, net	—	—	—
Change in loans available under GNMA repurchase option	458,829	8,140,471	—
Ending balance	$97,687,823	$181,058,139	$216,728,004

NOTE 6 - DERIVATIVES

In the normal course of business, Washtenaw enters into commitments to purchase or originate residential mortgage loans.  The commitments are short term in nature and, if drawn on by the counterparty, result in a fixed or variable rate loan collateralized by residential real estate.  Commitments to make loans are generally made for periods of 90 days or less and may expire without being used.  The majority of loans acquired through commitments will be held for sale.  Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although no material losses are anticipated.  Washtenaw has committed to lend at a stipulated interest rate and assumes the risk of a subsequent rise in rates prior to the loan funding.  Outstanding mortgage commitments approximated $106,001,295 and  $239,981,000 at December 31, 2003 and 2002 respectively.

Beginning July 1, 2002, commitments to make residential mortgage loans at specified interest rates (rate lock commitments) are recorded in the financial statements at fair value as described in Note 1.

Derivatives such as U.S. Treasury options and forward contracts are used to manage interest rate risk on rate lock commitments and loans held for sale.  Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date.  The derivatives involve underlying items, such as interest rates, and are designed to transfer risk.  Substantially all of these instruments expire within 90 days.  Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.  Beginning in 2001, these derivatives were recorded in the financial statements at fair value.  Prior to 2001, forward contracts were not recorded in the financial statements and options were carried at the lower of cost or fair value.  The notional amounts, fair values and carrying amounts of these derivatives is as follows at December 31:

	2003	2002
U.S. Treasury Options
Notional amount	$20,000,000	$—
Fair value	81,250	—
Carrying amount	81,250	—

Forward Contracts
Notional amount	$122,874,074	$232,451,000
Fair value	(579,144)	(2,515,502)
Carrying amount	(579,144)	(2,515,502)

Rate Lock Commitments
Notional amount	$106,001,295	$239,981,000
Fair value	282,198	1,078,740
Carrying amount	282,198	1,078,740

Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements.  In the event the parties to all delivery commitments were unable to fulfill their obligations, Washtenaw would not incur any significant additional cost by replacing the positions at current market rates.  Washtenaw minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions that meet established credit and capital guidelines.  Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default.

The company is exposed to interest rate risk on loans held for sale and rate lock commitments.  As market interest rates increase or decrease, the fair value of loans held for sale and rate lock commitments will decline or increase.  To offset this interest rate risk, the Company enters into derivatives, including U.S. Treasury Options and forward contracts to sell loans and mortgage backed securities.  The fair value of these options and forward contracts will change as market interest rates change, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments.  Management uses risk management software to assist in determining the amount and type of options and forward contracts to enter into based on the volume and characteristics of existing rate lock commitments and loans held for sale.  The objective of this activity is to minimize the exposure to losses on rate lock commitments and loans held for sale due to market interest rate fluctuations.  The net effect of derivatives on earnings will depend on the effectiveness of hedging and risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

Certain forward contracts are designated as fair value hedges of loans held for sale.  Accordingly, these forward contracts and the hedged loans held for sale are carried at fair value in offsetting amounts.  The remaining forward contracts, as well as treasury options and rate lock commitments, are not designated as hedges and are carried at fair value.  The net gain or loss on all derivative activity is included as a component of gain on sales of mortgage servicing rights and loans, net.  The following table reflects the net gain or loss recorded on all derivative activity, the portion of this net gain or loss attributable to the ineffective portion of fair value hedges, and the portion of gain or loss attributable to derivatives that are not included in fair value hedges.

	December 31,
	2003	2002	2001
Net gain/(loss) recognized in earnings	$353,397	$(2,158,662)	$1,459,873
Ineffective portion of hedge	(12,110)	(42,607)	(83,714)
Gain/(loss) from derivatives excluded from hedges	365,507	(2,116,055)	1,543,587

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment includes the following at period end:

	2003	2002

Computer equipment and software	$3,940,537	$3,293,773
Furniture and fixtures	1,357,854	1,278,436
Leasehold improvements	121,788	119,067
	5,420,179	4,691,276
Accumulated depreciation and amortization	(3,939,191)	(3,475,513)

	$1,480,988	$1,215,763

NOTE 8 - NOTES PAYABLE

Washtenaw currently has a warehouse line of credit of $90,000,000, of which $13,500,000 represents a sub-limit for servicing under contract for sale and held for sale, and $7,200,000 represents a working capital sub-limit.  All of the borrowings are payable on demand.  The interest rate terms vary and are tied to the federal funds rate (FFR), which was 1.00% and 1.25% at December 31, 2003 and 2002.  Notes payable are summarized as follows:

	December 31, 2003	December 31, 2002	Terms
Warehouse line	$33,211,685	$43,074,735	FFR+1.50%
Servicing under contract for sale sub-limit	—	—	FFR+1.875%
Working capital sub-limit	—	—	FFR+2.25%
Pelican National Bank	—	5,174,618	5.70%
	$33,211,685	$48,249,353

The line of credit agreement contains restrictive covenants, among others, requiring Washtenaw Mortgage to maintain certain minimum net worth levels, a minimum servicing portfolio and a minimum debt to net worth ratio as defined in the agreement.  Pursuant to the warehouse line of credit, Washtenaw Mortgage must maintain a minimum servicing portfolio of $800.0 million, a minimum net worth of $12.0 million calculated in accordance with accounting principles generally accepted in the United States, and a minimum adjusted tangible net worth of $17.0 million.  Washtenaw Mortgage must also maintain a ratio of total indebtedness to adjusted tangible net worth of less than twelve to one and maintain a ratio of adjusted total indebtedness to adjusted tangible net worth of less than one to one.  For purposes of the warehouse line of credit, adjusted tangible net worth is defined as the excess of total assets over total liabilities, with certain additions and subtractions as specified in the warehouse line of credit agreement, primarily related to mortgage servicing rights and deferred taxes.  These covenants were met at December 31, 2003 and 2002.

Borrowings on the warehouse line of credit agreement are collateralized by the mortgage loans held for sale that have been funded by the warehouse line.  Borrowings on the working capital sub-limit and servicing under contract for sale sub-limit are collateralized by all servicing rights relating to Washtenaw’s servicing portfolio.

Pelican National Bank provided a secured borrowing for a portion of Washtenaw’s loans held for sale at December 31, 2002.  There were no restrictive covenants related to the secured borrowings.

NOTE 9 - REPURCHASE AGREEMENTS

Washtenaw enters into sales of mortgage loans under agreements to repurchase (repurchase agreements).  Such agreements have original terms of less than 90 days and are treated as financing, with the obligation to repurchase the loans sold reflected as a liability in the balance sheet.  The dollar amount of loans underlying the agreements remains in the mortgage loans held for sale account.  The average interest rate during the periods was 2.05% and 2.56% for the years ended December 31, 2003 and 2002, respectively.  The weighted-average interest rate on these repurchase agreements was 1.90% and 2.15% at December 31, 2003 and 2002.  The maximum month end balance during the years ended December 31, 2003, and 2002 was $193,266,747 and $153,630,602, respectively.  The average balance during the years ended December 31, 2003 and 2002 was $119,224,333 and $100,508,582, respectively.

NOTE 10 – FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following:

	2003	2002	2001
Current provision	$1,805,997	$1,963,107	$1,535,728
Deferred provision (benefit)	3,082,464	(1,015,141)	2,185,808
	$4,888,461	$947,966	$3,721,536

The net deferred tax liability is comprised of the following at period end:

	2003	2002
Deferred tax assets
Loan origination costs	$93,807	$182,587
Loan mark to market	—	564,083
Allowance for doubtful accounts	17,403	26,387
Reserve for loan repurchases and other real estate owned	1,486,449	458,911
Other	—	15,875
	1,597,659	1,247,843
Deferred tax liabilities
Mortgage servicing rights	(7,417,793)	(4,146,126)
Depreciation	(179,712)	(73,412)
Loan mark to market	(54,313)	—
	(7,651,818)	(4,219,538)
Net deferred tax liability	$(6,054,159)	$(2,971,695)

There was no valuation allowance for deferred taxes in any period presented.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income is reconciled as follows:

	2003	2002	2001
Statutory rate applied to income before taxes	$4,902,767	$930,859	$3,704,692
Add (Deduct)
Effect of nondeductible expenses	19,305	19,929	23,415
Other	(33,611)	(2,822)	(6,571)

Income tax expense	$4,888,461	$947,966	$3,721,536

NOTE 11 – LEASES

Washtenaw leases office facilities under noncancelable operating leases.

Future minimum lease payments under noncancelable leases are as follows:

2004	$582,321
2005	490,217
2006	474,069
2007	484,800
2008	343,400

$2,374,807

For periods ended December 31, 2003, 2002 and 2001, rental expense under operating leases was approximately $782,000, $428,000 and $405,000.

NOTE 12 - REGULATORY CAPITAL REQUIREMENTS

Washtenaw is subject to various capital requirements in connection with seller/servicer agreements that Washtenaw has entered into with secondary market investors.  Failure to maintain minimum capital requirements could result in the Washtenaw’s inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements.

Washtenaw’s actual capital amounts and the minimum amounts required for capital adequacy purposes, by investor, are as follows:

	Actual Capital	Minimum Capital Requirements
As of December 31, 2003
HUD	$21,174,309	$1,000,000
FNMA	$21,174,309	$5,292,950
FHLMC	$21,174,309	$250,000
GNMA	$21,174,309	$728,483

As of December 31, 2002
HUD	$17,429,410	$1,000,000
FNMA	$17,429,410	$4,412,388
FHLMC	$17,429,410	$250,000
GNMA	$17,429,410	$647,786

Washtenaw has a covenant in its warehouse credit agreement that limits the amount of dividends Washtenaw may pay annually.  As of December 31, 2003 dividends payable are limited to approximately $10,204,961.

NOTE 13 - RETIREMENT PLAN

Washtenaw has a profit sharing plan established under Section 401(k) of the Internal Revenue Code.  The plan generally covers employees having at least one year of service.  Employees may contribute up to 15% of their compensation.  Washtenaw contributes one-half of the participant’s contribution up to 3% of the participant’s compensation.  Washtenaw incurred expenses of $112,329, $91,768 and $84,053 relating to the plan during the periods ended December 31, 2003, 2002 and 2001, respectively.

NOTE 14 – REINSURANCE AGREEMENT

Washtenaw has entered into an agreement in June of 2000, with a large insurance company to share in the risk of loss on certain mortgage loans that require primary mortgage insurance (“PMI”).  The agreement covers periods after June 2000, and does not include retroactive reinsurance.  The term of the coverage for each loan is limited to ten years.  The agreement requires that Washtenaw is responsible for a portion of the losses incurred on loans designated for this agreement and in return, Washtenaw receives 25% of the PMI premiums collected.  Washtenaw is responsible for any claims made on the loans that are designated as part of the agreement that fall between five and ten percent of the unpaid principal of loans for each calendar year loans were designated for the plan.  The insurance company is responsible for claims paid up to five percent and over ten percent of the unpaid principal balance.  Washtenaw is also required to pay various fees related to the management of the program.  Washtenaw recognizes revenue and expenses as the premiums are earned and management fees are incurred, and records a liability for any probable and estimable losses that are expected to be incurred.  Premiums are paid monthly by the mortgagees during the coverage period, and premium revenue is recognized when received.  A claims liability is estimated based on claims reported and using current and historical PMI loss experience of the Company to estimate claims incurred but not reported.

As part of the agreement, Washtenaw is required to deposit 10% of insured risk and all premiums earned into a trust account until it has accumulated enough reserves as defined by the agreement.  Washtenaw is required to maintain deposit reserves in the trust account equal to 102% of the greater of either, fifty percent of any premiums earned, twenty percent of the portion of potential claims that Washtenaw may be responsible for (reinsurance risk assumed), or one hundred percent of the remaining losses Washtenaw is contractually obligated to pay.  Washtenaw’s liability is limited to the amount in the trust account plus any premiums not yet remitted by the insurance company.  Funds in the trust account not used to pay claims are disbursed to Washtenaw.  The term for the coverage is ten years, but may be less as loans pre-pay or are otherwise removed from coverage.  At this time, management does not believe that any losses have been incurred under this agreement based on claims reported and historical claims rates for all loans originated, and no liability has been recorded.  Washtenaw periodically reviews its actual mortgage insurance claims both on an overall basis and on the loans specifically allocated to participate in the reinsurance agreement.  Historically, claims have not exceeded the threshold that would require Washtenaw to be responsible for any claims and claims paid by the PMI company to date under the agreement have been nominal.  In the event the loss development history changes in the future, Washtenaw would record the liability as a current period charge to earnings.

The following table provides information regarding the reinsurance agreement at the following dates:

	2003	2002	2001
Amount of claims payable prior to Washtenaw’s responsibility	$7,849,462	$3,967,628	$1,511,435
Reinsurance risk assumed by Washtenaw	7,849,462	3,967,628	1,511,435
Claims Paid to date	130,795	97,532	—
Trust account balance plus unremitted premiums	1,011,171	420,163	163,367
Premium revenue earned	589,082	179,024	61,768

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Cash and cash equivalents	$100,000	$100,000	$100,000	$100,000
Accounts receivable, net	5,340,932	5,340,932	7,736,378	7,736,378
Loans held for sale	97,687,823	99,127,376	181,058,139	186,968,362
Accrued interest receivable	592,689	592,689	353,944	353,944
Derivatives	363,448	363,448	1,078,740	1,078,740

LIABILITIES
Due to bank	(11,074,372)	(11,074,372)	(34,849,016)	(34,849,016)
Notes payable	(33,211,685)	(33,211,685)	(48,249,353)	(48,249,353)
Repurchase agreements	(43,926,901)	(43,926,901)	(82,987,994)	(82,987,994)
Accrued interest payable	(116,865)	(116,865)	(147,300)	(147,300)
Derivatives	(579,144)	(579,144)	(2,515,502)	(2,515,502)

OFF-BALANCE SHEET COMMITMENTS	—	—	—	—

The methods and assumptions used to estimate the fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, accounts receivable and payable, due to bank, notes payable and repurchase agreements.  Fair value of loans held for sale is based on sales commitments or secondary market quotes for the related loans or similar loans.  Derivatives include US Treasury options, forward contracts and rate lock commitments.  Option fair value is based on market prices or dealer quotes.  Forward contracts are valued at the amount payable or receivable to/from the counterparty to settle the contracts.  The fair value of commitments to fund loans (rate lock commitments) is determined as described in Note 1 under “Loans Held for Sale and Related Derivatives”.

NOTE 16 – LITIGATION AND CLAIMS

Chandler, et al., v. Hilton Mortgage Corporation and Washtenaw Mortgage Co., Civil Action No. 94-A-1418-N, U.S. District Court for the Middle District Alabama (“Chandler”).  On November 4, 1994, Washtenaw was named as a defendant in a class action lawsuit relating to its method of calculating finance charges in lending disclosures required by the Federal Truth in Lending Act (“TILA”).  The complaint was subsequently amended to remove the TILA claim and add a claim under the Real Estate Settlement Procedures Act (“RESPA”), a request for declaratory judgment, and a fraud claim.  The amended complaint alleges that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments.  The suit seeks unspecified damages.  HUD issued a policy statement during 2001 related to this matter.  The court has denied class certification in this case.  This decision is currently being appealed by the plaintiff.  Washtenaw believes that it is and has been in compliance with applicable federal and state laws.  Though the ultimate outcome is not known at this time, management does not currently expect a significant effect to the financial statements.

Webb, et al. v. Washtenaw Mortgage Co., Case No. 01C38, The litigation, pending in West Virginia state court, asserts that WMC and others conspired to take advantage of borrowers through predatory lending practices such as inflating appraisals, not properly disclosing fees and charges, etc.  The class which plaintiffs have asked the court to certify consists of persons who signed loan agreements in West Va. with WMC, arranged by a broker, First Security, during the last five years, with contracts on loan forms provided by WMC. The class (as proposed by the plaintiffs) is thus limited in number. The hearing on class certification has not been scheduled.  At this time, management cannot express an opinion on the impact of this case or the ultimate outcome of this matter and no liability has been established.

In the normal course of business Washtenaw sells mortgage loan servicing rights.  As part of this process, Washtenaw is required to forward certain loan documents to the purchaser of the mortgage loan servicing rights.  These documents include the final title policy, the recorded mortgage and the assignment of mortgage, and the ability to forward these documents is dependent upon the involvement of third parties.  During 2002, Washtenaw was billed nearly $2.5 million in penalties for failure to deliver documents under one sales contract.  The contract states that Washtenaw will not be penalized if the failure to deliver is due to events beyond their control and Washtenaw has exercised a reasonable good faith effort to fulfill its obligations.  Washtenaw has disputed these penalty assessments and is of the opinion that it has not violated any of the terms of the contract.  No legal proceedings have been commenced related to this claim, no penalties have been paid and no further billings have been received since 2002.  Washtenaw continues to pursue the resolution of all remaining documents.  Washtenaw believes it has complied with the terms of the contract and that it will resolve all remaining document exceptions. Management has concluded that a loss is not probable and no liability has been established.

In the normal course of business, Washtenaw receives requests to repurchase loans due to alleged underwriting deficiencies.  Once a loan repurchase request has been received, Washtenaw provides a rebuttal, if applicable; however it has been the Company’s experience that repurchase is probable once a repurchase request is received.  Repurchases are often done as an accommodation to the purchaser to ensure a positive relationship going forward.  As a result, Washtenaw adjusts the estimated loss accrual at the time the repurchase request is received.  For the years ended December 31, 2003 and 2002, the pending possible repurchases totaled 80 and 65 loans with a total principal balance of $6.7 million and $5.9 million.  Typically, these loans are non-performing.  Washtenaw continues the rebuttal of these loans on a loan by loan basis.  Management believes the liability established is sufficient to cover the estimated losses on the loans subject to repurchase.

NOTE 17 – STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Washtenaw maintains a Stock Option and Incentive Plan (the “Plan”).  The Plan makes available 440,000 shares (adjusted for stock dividends and splits) of Washtenaw’s common stock for grant through stock options to key employees and non-employee directors of Washtenaw.  Each option granted under the Plan will vest as specified by the Compensation Committee and will have a term of not more than ten years.  No options have been granted at December 31, 2003

The Plan will also provide for granting of stock appreciation rights (“SARS”).  SARS may be granted in connection with any or all of the stock options that may be granted subject to certain conditions and limitations imposed by the Stock Option Committee.  The exercise of a SAR will entitle the holder to payment from Washtenaw of an amount equal to the difference between the fair value of such shares on the date the SAR was originally granted and the fair value of such shares at the exercise date of the SAR.  This payment may be made in cash, in shares or partly in each.  No SARS have been granted as of December 31, 2003.

At the time of the spin-off transaction (See Note 2), certain Washtenaw employees held Pelican Financial stock options.  These options were cancelled during the first quarter of 2004, and these options will be replaced by Washtenaw stock options.  The number and price of these Washtenaw stock options will result in an intrinsic value (total market value of shares in excess of total price) that approximates the intrinsic value of the cancelled Pelican Financial options.  Washtenaw granted 21,470 such options and recorded approximately $52,000 of compensation expense in the first quarter of 2004.

NOTE 18 - EARNINGS PER SHARE

The following summarizes the computation of earnings per share.  There are presently no potentially dilutive securities outstanding.  See Note 17 regarding stock options expected to be recorded.

	2003	2002	2001
Basic earnings per share
Net income	$9,531,442	$2,203,303	$6,754,123
Weighted average shares outstanding	4,463,841	4,463,221	4,463,221

Basic earnings per share	$2.14	$0.49	$1.51

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Gain on Sales of Mortgage Servicing Rights and Loans	Net Interest Income	Income/(Loss) Before Cumulative Effect of Change in Accounting Principle	Earnings/(Loss) Per Share Before Cumulative Effect of Change in Accounting Principle	Net Income
2003
First Quarter	$11,437,201	$1,522,439	$2,659,024	$0.60	$2,659,024
Second Quarter	15,042,980	2,040,038	3,405,590	0.76	3,405,590
Third Quarter	11,824,397	1,986,821	3,834,346	0.86	3,834,346
Fourth Quarter	4,467,711	1,005,129	(367,518)	(0.08)	(367,518)

2002
First Quarter	$8,724,875	$2,089,901	$3,028,254	$0.68	$3,028,254
Second Quarter	2,846,057	936,998	(1,496,495)	(0.34)	(1,496,495)
Third Quarter	5,558,172	1,041,524	(1,361,572)	(0.30)	(948,123)
Fourth Quarter	7,883,276	1,738,147	1,619,667	0.36	1,619,667

The large fluctuations in net income during 2003 and 2002 are the result of declining mortgage interest rates resulting in fluctuations in loan sale volume, loan servicing right valuation adjustments and derivative fair value adjustments.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Washtenaw, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that Washtenaw’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by Washtenaw in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fourth fiscal quarter that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter covered by this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Washtenaw have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Washtenaw conducts periodic evaluations to enhance, where necessary its procedures and controls.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information contained under the caption “Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers” in The Washtenaw Group, Inc. Proxy Statement for the annual meeting of stockholders to be held April 22, 2004 is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained under the caption “Compensation of Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 12.    Securities Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

(b)  Security Ownership of Management.

Information required by this item is incorporated herein by reference to the section captioned “Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers” in the Proxy Statement.

(c)  Changes in Control.

Management of The Washtenaw Group knows of no arrangements, including any pledge by any person of securities of The Washtenaw Group, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.    Certain Relationships and Related Transactions

The information contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information is contained in the Proxy Statement under the caption “Relationship With Independent Accountants” is incorporated herein by reference.

PART IV

Item 15.    Exhibits, List and Reports on Form 8-K

Exhibits are either attached as part of this Report or incorporated by reference herein.

Exhibit Number	Description

2.1	Plan of Distribution (1)

3.1	Certificate of Incorporation of The Washtenaw Group, Inc. (1)

3.2	Bylaws of The Washtenaw Group, Inc. (1)

4	Form of Common Stock Certificate of The Washtenaw Group, Inc. (1)

10.1	Master Agreement Between Federal National Mortgage Association and Washtenaw Mortgage Company dated December 21, 1998 (1)

10.2	Transitional Services Agreement between Pelican Financial, Inc. and The Washtenaw Group, Inc. (1)

10.3	The Washtenaw Group, Inc. Stock Option and Incentive Plan (1)

10.4	Tax Sharing Agreement (1)

21	Subsidiaries of the Registrant (1)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to Exhibit bearing the same number in The Washtenaw Group, Inc.’s Registration Statement on Form 10, filed on September 11, 2003, as amended (Reg. No. 001-31795).

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PELICAN FINANCIAL, INC.

March 26, 2004	By:	/s/ Charles C. Huffman
Charles C. Huffman
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Charles C. Huffman	President, Chief Executive Officer,	March 26, 2004
Charles C. Huffman	and Chairman of the Board
(Principal Executive Officer)

/s/ Howard M. Nathan	Chief Financial Officer and	March 26, 2004
Howard M. Nathan	Director
(Principal Financial and Accounting Officer)

/s/ Raleigh E. Allen, Jr.	Director	March 26, 2004
Raleigh E. Allen, Jr.

/s/ Brenda L. Jones	Director	March 26, 2004
Brenda L. Jones

/s/ Timothy J. Ryan	Director	March 26, 2004
Tim Ryan

/s/ S. Lynn Stokes	Director	March 26, 2004
S. Lynn Stokes

/s/ Scott D. Miller	Director	March 26, 2004
Scott D. Miller

/s/ Robert C. Huffman	Director	March 26, 2004
Robert C. Huffman

/s/ Michael N. Clemens	Director	March 26, 2004
Michael N. Clemens