Form 10-Q
period 2004-03-31
WASHTENAW GROUP INC
filed 2004-05-13
CIK 1263282

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

Or

☐	Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number 1-31795

The Washtenaw Group, Inc.

(Exact name of registrant as specified in its charter)

Michigan	20-0126218
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3767 Ranchero Drive Ann Arbor, Michigan 48108
(Address of Principal Executive Offices)

734-662-9733
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of April 30, 2004

Common stock, $0.01 Par value	4,488,351 Shares

THE WASHTENAW GROUP, INC.

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$100,000	$100,000
Accounts receivable, net	5,319,392	5,340,932
Loans held for sale	93,628,858	97,687,823
Mortgage servicing rights, net	21,591,740	24,614,381
Other real estate owned	893,385	925,839
Premises and equipment, net	1,566,900	1,480,988
Other assets	1,249,342	1,030,653

	$124,349,617	$131,180,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to bank	17,883,573	11,074,372
Notes payable	40,007,318	33,211,685
Repurchase agreements	32,158,921	43,926,901
GNMA repurchase liability	6,498,614	8,599,700
Other liabilities	8,673,246	12,162,996
Total liabilities	105,221,672	108,975,654

Shareholders’ equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 9,000,000 shares authorized 4,488,351 outstanding at March 31, 2004 and December 31, 2003	44,884	44,884
Additional paid in capital	1,981,251	1,955,932
Retained earnings	17,100,810	20,204,146
Total shareholders’ equity	19,126,945	22,204,962

	$124,349,617	$131,180,616

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2004	2003

Interest income	$1,208,841	$3,062,016
Interest expense	821,762	1,539,577
Net interest income	387,079	1,522,439

Noninterest income
Servicing income	2,388,877	1,719,956
Gain on sales of mortgage servicing rights and loans, net	2,748,977	11,437,201
Other income	285,544	204,170
Total noninterest income	5,423,398	13,361,327

Noninterest expense
Compensation and employee benefits	3,307,966	5,301,144
Occupancy and equipment	419,348	395,303
Telephone	78,379	129,200
Postage	148,681	184,358
Amortization of mortgage servicing rights	1,953,227	1,183,785
Mortgage servicing rights valuation adjustment	2,902,314	1,805,004
Loss and provision for loss on loan repurchases and other real estate	616,834	917,341
Other noninterest expense	994,833	932,788
Total noninterest expense	10,421,582	10,848,923

Income (loss) before income taxes	(4,611,105)	4,034,843

Provision for income taxes	(1,507,768)	1,375,819

Net income (loss)	$(3,103,337)	$2,659,024

Basic and diluted earnings (loss) per share	$(0.69)	$0.60

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,

	2004	2003
Cash flows from operating activities
Net cash used by operating activities	$(5,967,022)	$(8,152,976)

Cash flows from investing activities
Proceeds from sales of mortgage servicing rights	4,313,377	5,242,923
Other real estate owned, net	32,454	140,001
Property and equipment expenditures	(216,663)	(207,057)
Net cash provided by investing activities	4,129,168	5,175,867

Cash flows from financing activities
Increase in due to bank	6,809,201	15,017,873
Cash dividends	—	(676,688)
Increase in notes payable due on demand	6,795,633	12,839,446
Decrease in repurchase agreements	(11,766,980)	(24,203,522)
Net cash provided by financing activities	1,837,854	2,977,109

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	100,000	100,000

Cash and cash equivalents at end of period	$100,000	$100,000

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three month period ended March 31, 2004 and 2003, include the accounts of The Washtenaw Group, Inc. (“The Washtenaw Group”) and its wholly owned subsidiary Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to The Washtenaw Group include the consolidated results of its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segments:

Washtenaw’s operations include one primary segment: mortgage banking.

Stock Compensation:

Compensation expense under stock options is reported using the intrinsic value method.  Stock-based compensation of $25,319 is reflected in net income for the three months ended March 31, 2004, as options granted had an exercise price less than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$(3,103,337)	$2,659,024
Deduct: Incremental stock-based compensation expense determined under fair value based method	1,210	—
Pro forma net income (loss)	$(3,104,547)	$2,659,024

Basic earnings (loss) per share as reported	$(0.69)	$0.60
Pro forma basic earnings (loss) per share	(0.69)	0.60

Diluted earnings (loss) per share	$(0.69)	$0.60
Pro forma diluted earnings (loss) per share	(0.69)	0.60

Due to the spin-off (see Note 3), options outstanding of Pelican Financial at December 31, 2003 included 10,735 options that were held by employees of Washtenaw.  These options were cancelled during the first quarter of 2004 and replaced with 21,470 options on stock of The Washtenaw Group at an exercise price of $3.25.  These options were granted with an intrinsic value (market value per share, less option exercise price) substantially equal to the intrinsic value of the cancelled Pelican Financial options.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in The Washtenaw Group’s Form 10-K.

NOTE 3 – SPIN-OFF

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

Following the distribution certain individuals continue to serve as officers of both Washtenaw and Pelican Financial.  Washtenaw pays their salaries and all other compensation, and Pelican Financial reimburses Washtenaw, as part of the Transitional Services Agreement, for time spent on Pelican Financial matters.  Prior to 2004, Pelican did not reimburse Washtenaw for these services.  Beginning in 2004, officers and other employees providing services to both companies maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months ended March 31, 2004	Three Months ended March 31, 2003
Basic earnings (loss) per share
Net income (loss)	$(3,103,337)	$2,659,024
Weighted average shares outstanding	4,488,351	4,463,221
Basic earnings (loss) per share	$(0.69)	$0.60

Diluted earnings (loss) per share
Net income (loss)	$(3,103,337)	$2,659,024
Weighted average shares outstanding	4,488,351	4,463,221
Dilutive effect of assumed exercise of stock options	—	—
Diluted average shares outstanding	4,488,351	4,463,221
Diluted earnings (loss) per share	$(0.69)	$0.60

At March 31, 2004 there were 21,470 stock options outstanding that were not considered dilutive. There were no options outstanding during 2003.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain information in this Form 10-Q may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated.  Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from those estimated.  These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from The Washtenaw Group’s investments and operations.

CRITICAL ACCOUNTING POLICIES

The accounting policies that have the greatest impact on the Washtenaw Group’s financial condition and results of operations and that requires the most judgment relate to its mortgage activities.  The Washtenaw Group’s accounting policy for gain on sale of loans, mortgage servicing rights, interest rate risk management activities and litigation and claims have not changed since December 31, 2003 and the accounting policies are described more fully in the annual report on Form 10-K for the year ended December 31, 2003.

EARNINGS PERFORMANCE

The Washtenaw Group reported net loss of $3.1 million for the quarter ended March 31, 2004 compared to net income of $2.7 million for the quarter ended March 31, 2003.  Basic and diluted earnings per share was a loss of $0.69 per share compared to earnings of  $0.60 per share for the three months ended March 31, 2004 and 2003 respectively.

RESULTS OF OPERATIONS

Loan Production

The volume of loans produced for the three months ended March 31, 2004 totaled $394 million as compared to $897 million for the three months ended March 31, 2003, a decrease of $503 million or 56%.  The decrease was the result of rising interest rates during the fourth quarter of 2003 and beginning of the quarter ended March 31, 2004.

Noninterest Income

Total noninterest income for the three months ended March 31, 2004 was $5.4 million, compared to $13.4 million for the three months ended March 31, 2003, a decrease of $8.0 million or 59%. This decrease was primarily due to a 76% decrease in the gain on sales of mortgage servicing rights.  The decrease in gain on sale of mortgage servicing rights and loans was primarily due to a decrease in the overall new loan origination volume in the first three months of 2004.  In addition, the gains on sale of mortgage servicing rights and loans was affected by reduced profit margins on each new loan origination as a result of the current interest rate environment.

Loan Servicing

At March 31, 2004, Washtenaw serviced $2.9 billion of loans compared to $2.5 billion at March 31, 2003, a 16% increase.  During the three months ended March 31, 2004, Washtenaw was selling approximately 49% of its mortgage servicing rights under this agreement.  Washtenaw has an agreement to sell the servicing rights related to mortgage loan production on a monthly basis.  The remainder of the loan servicing rights created are retained in the mortgage loan servicing portfolio.

At March 31, 2004 and 2003, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.  Service fee income, net of amortization was $436,000 and $536,000 for the three months ended March 31, 2004 and 2003 respectively.  Servicing income increased $669,000 or 39% due to the increase in the servicing portfolio; however, the increase in amortization of mortgage servicing rights more than offset the increase in income.  The increase in amortization is related to the effect of the low interest rate environment, which has increased actual and expected prepayment rates used to determine amortization rates.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $10.4 million, compared to $10.8 million for the same period in 2003, a decrease of $400,000 or 4%. This decrease was primarily due to the decrease in employee compensation and benefits expenses of approximately $2.0 million and a decrease in loss and provision for loss on loan repurchases and other real estate of $301,000, offset by an increase in the amortization of mortgage servicing rights of $769,000 and an increase in the mortgage servicing rights valuation adjustment of approximately $1.1 million.  The mortgage servicing rights valuation adjustment was due to a decrease in mortgage interest rates during the end of the period, resulting in increases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates.  The decrease in employee compensation and benefits was the result of a decrease in operations staff due to attrition, a reduction in overtime expense, a reduction in commission compensation paid to the sales staff and the reduction in management bonus compensation. The increase in amortization of mortgage servicing rights is the result of the increase in mortgage loan servicing portfolio and the increased speed in which the asset is being amortized due to the higher prepayment speeds.  The decrease in the loss and provision for loss on loan repurchases and other real estate was due to the successful rebuttals of an additional $600,000 in repurchase requests as compared to the prior year and the decrease in mortgage loan production. Washtenaw establishes a reserve for repurchases based on mortgage loan production.  The reserve is established based on historical repurchase experience and current repurchase requests.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of The Washtenaw Group.

ASSETS

At March 31, 2004, total assets of The Washtenaw Group equaled $124.4 million as compared to $131.2 million at December 31, 2003, a decrease of $6.8 million or 5%. The decrease is primarily due to the decrease in loans held for sale and mortgage servicing rights.

Loans Held for Sale

Loans held for sale were $93.6 million at March 31, 2004 compared to $97.7 million at December 31, 2003.  This decrease of $4.1 million or 4% was the result of a decrease in mortgage loan production.

Mortgage Servicing Rights

Total mortgage servicing rights were $21.6 million at March 31, 2004, a decrease of $3.0 million or 12% from $24.6 million at December 31, 2003.  Washtenaw has retained the servicing rights on a portion of current mortgage loan production.             These additions were offset by $4.9 million of amortization and impairment valuation adjustments on the servicing rights for the three months ended March 31, 2004.  The impairment valuation adjustments were due to a decrease in mortgage interest rates resulting in increases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates

Washtenaw did not use any hedges on its mortgage loan servicing portfolio, in the quarter ended March 31, 2004.  In general, servicing right values tend to decline in a falling interest rate environment and increase in a rising interest rate environment.  Management cannot predict future market interest rate levels or the magnitude of future servicing valuation adjustments; however, the potential for further impairment charges exist depending on the mortgage interest rate environment.  In April 2004, Washtenaw began hedging a portion of its mortgage loan servicing portfolio.

LIABILITIES

At March 31, 2004, the total liabilities of The Washtenaw Group were $105.2 million as compared to $109.0 million at December 31, 2003, a decrease of $3.8 million or 3%. This decrease was primarily due to decreases in repurchase agreements, GNMA repurchase liability and other liabilities and was partially offset by an increase in due to bank and notes payable.

Due to Bank

Due to bank was $17.9 million at March 31, 2004 compared to $11.1 at December 31, 2003.  The increase of $6.8 million or 61% was due to the increase of mortgage loan production at Washtenaw at the end of the quarter.  Loan production increased in the last week of the quarter ended March 31, 2004 compared to the year ended December 31, 2003.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared by the bank.

Notes Payable

Notes payable was $40.0 million at March 31, 2004 compared to $33.2 million at December 31, 2003.  This increase of $6.8 million or 20% was primarily caused by the significant increase in loan originations at the end of the quarter as described above.  The notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market.  Since such a high percentage of loans closed at the end of the quarter, Washtenaw was not able to sell all these loans to the secondary market or transfer the loans to repurchase agreements prior to the end of the quarter.  Also, Washtenaw is selling more loans to alternative investors that do not allow the transfer to repurchase agreements.

Repurchase Agreements

Repurchase agreements were $32.2 million at March 31, 2004 compared to $43.9 million at December 31, 2003.  This decrease of $11.7 million or 27% was primarily the result of increased loan originations at the end of the quarter as described above.  Washtenaw is unable to use repurchase agreements to fund loans until the note collateralizing the loan is received from the closing agent.  This process usually takes two to five days.  Therefore, when a large percentage of loans close at the end of a quarter, Washtenaw uses its warehouse line as an interim source of funds until the note is received.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management

The objective of liquidity management is to ensure the availability of sufficient resources to meet all financial commitments and to capitalize on opportunities for business expansion.  Liquidity management addresses the ability to meet deposit withdrawals either on demand or by contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

To date The Washtenaw Group has conducted no business other than managing its investments in Washtenaw.  The Washtenaw Group’s source of funds is dividends paid by Washtenaw. Washtenaw’s sources of funds include cash from gains on sales of mortgage loans and servicing, net interest income, servicing fees and borrowings. Washtenaw sells its mortgage loans generally on a monthly basis to generate cash for operations. Washtenaw’s uses of cash in the short-term include the funding of mortgage loan purchases and originations and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.  Long-term uses of cash may also include the funding of securitization activities or portfolios of loan or servicing assets.

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $90 million, of which $11.1 million represents a sublimit for servicing under contract for sale, and $6.0 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $40.0 million at March 31, 2004 and $33.2 million at December 31, 2003.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 2.50% at March 31, 2004 and December 31, 2003.  The effective interest rate on the agreements to repurchase was 1.90% at March 31, 2004 and December 31, 2003.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $17.9 million at March 31, 2004 and $11.1 million at December 31, 2003.  The increase is the result of the surge in mortgage lending activity at the end of the quarter.

The Washtenaw Group’s ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations.  The value of and market for The Washtenaw Group’s loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations.

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At March 31, 2004, Washtenaw had outstanding rate-lock commitments to lend $214.5 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of March 31, 2004, Washtenaw had outstanding commitments to sell $186.8 million of mortgage loans.  These commitments usually are funded within 90 days.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of The Washtenaw Group’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of The Washtenaw Group’s portfolio, see The Washtenaw Group’s Annual Report to Shareholders and Form 10-K.  Management believes that there has been no material change in The Washtenaw Group’s asset/liability position or the market value of The Washtenaw Group’s portfolio since December 31, 2003.

Item 4:  Controls and Procedures

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter covered by this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Washtenaw have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Washtenaw conducts periodic evaluations to enhance, where necessary, its procedures and controls.

Part II. Other Information

Item 1.    Legal Proceedings

There have been no material changes to the pending legal proceedings to which The Washtenaw Group is a party since the filing of the registrant’s Form 10-K, nor have there been any material legal proceedings to which The Washtenaw Group is a party instituted since that date.

Item 2.    Changes in Securities and Use of Proceeds

(a) Not Applicable

(b) Not Applicable

(c) Not Applicable

(d) Not Applicable

(e) Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Shareholders

None

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

February 27, 2004 to announce financial results of quarter and year ended December 31, 2003

The Washtenaw Group, Inc. and Subsidiary

Signatures

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: May 13, 2004	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)