Form 10-Q
period 2004-06-30
WASHTENAW GROUP INC
filed 2004-08-13
CIK 1263282

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of July 31, 2004

Common stock, $0.01 Par value	4,488,351 Shares

THE WASHTENAW GROUP, INC.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$100,000	$100,000
Accounts receivable, net	4,971,299	5,340,932
Loans held for sale	60,144,176	97,687,823
Mortgage servicing rights, net	23,561,036	24,614,381
Other real estate owned	1,036,772	925,839
Premises and equipment, net	1,648,790	1,480,988
Other assets	1,353,269	1,030,653

	$92,815,342	$131,180,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to bank	10,869,782	11,074,372
Notes payable	28,648,842	33,211,685
Repurchase agreements	17,050,428	43,926,901
GNMA repurchase liability	7,359,982	8,599,700
Other liabilities	9,629,825	12,162,996
Total liabilities	73,558,859	108,975,654

Shareholders’ equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 9,000,000 shares authorized 4,488,351 outstanding at June 30, 2004 and December 31, 2003	44,884	44,884
Additional paid in capital	1,994,033	1,955,932
Retained earnings	17,217,566	20,204,146
Total shareholders’ equity	19,256,483	22,204,962

	$92,815,342	$131,180,616

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest income	$1,205,151	$3,997,158	$2,413,992	$7,059,173
Interest expense	845,919	1,957,119	1,667,681	3,496,696
Net interest income	359,232	2,040,039	746,311	3,562,477

Noninterest income
Servicing income	2,222,773	1,714,144	4,611,651	3,434,101
Gain on sales of mortgage servicing rights and loans, net	1,879,114	15,038,244	4,628,091	26,473,046
Other income	291,292	355,643	576,834	562,212
Total noninterest income	4,393,179	17,108,031	9,816,576	30,469,359

Noninterest expense
Compensation and employee benefits	2,632,013	6,491,306	5,965,099	11,792,450
Occupancy and equipment	452,490	444,563	871,838	839,866
Telephone	76,827	156,704	155,207	285,904
Postage	112,370	207,782	260,294	392,140
Amortization of mortgage servicing rights	1,967,709	1,457,514	3,920,936	2,641,298
Mortgage servicing rights valuation adjustment	(3,943,903)	2,830,175	(1,041,589)	4,635,179
Loss and provision for loss on loan repurchases and other real estate	2,248,651	1,249,498	2,865,485	2,166,839
Other noninterest expense	1,045,101	1,118,517	2,015,570	2,051,306
Total noninterest expense	4,591,258	13,956,059	15,012,840	24,804,982
Income (loss) before income taxes	161,153	5,192,011	(4,449,953)	9,226,854
Provision for income taxes	44,397	1,786,421	(1,463,372)	3,162,240
Net income (loss)	$116,756	$3,405,590	$(2,986,581)	$6,064,614

Basic and diluted earnings (loss) per share	$0.03	$0.76	$(0.67)	$1.36

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30,

	2004	2003
Cash flows from operating activities
Net cash provided (used) by operating activities	$23,350,342	$(8,152,976)
Cash flows from investing activities
Proceeds from sales of mortgage servicing rights	8,852,931	5,242,923
Other real estate owned, net	(110,933)	140,001
Property and equipment expenditures	(448,434)	(207,057)
Net cash provided by investing activities	8,293,564	5,175,867
Cash flows from financing activities
Increase (decrease) in due to bank	(204,590)	15,017,873
Cash dividends	—	(676,688)
Increase (decrease) in notes payable due on demand	(4,562,843)	12,839,446
Decrease in repurchase agreements	(26,876,473)	(24,203,522)
Net cash provided (used) by financing activities	(31,643,906)	2,977,109
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	100,000	100,000
Cash and cash equivalents at end of period	$100,000	$100,000

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the six month period ended June 30, 2004 and 2003, include the accounts of The Washtenaw Group, Inc. (“The Washtenaw Group”) and its wholly owned subsidiary Washtenaw Mortgage Company (“Washtenaw”) for all periods.  All references herein to The Washtenaw Group include the consolidated results of its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segments:

Washtenaw’s operations include one primary segment: mortgage banking.

Stock Compensation:

Compensation expense under stock options is reported using the intrinsic value method.  Stock-based compensation reflected in net income for the three and six months ended June 30, 2004 is $12,782 and $38,101, respectively as options granted had an exercise price less than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended June 30,
	2004	2003
Net income as reported	$116,756	$3,405,590
Deduct: Incremental stock-based compensation expense (benefit) determined under fair value based method	(3,078)	—
Pro forma net income	$119,834	$3,405,590

Basic earnings per share as reported	$0.03	$0.76
Pro forma basic earnings per share	0.03	0.76

Diluted earnings per share	$0.03	$0.76
Pro forma diluted earnings per share	0.03	0.76

	Six Months Ended June 30,
	2004	2003
Net income (loss) as reported	$(2,986,581)	$6,064,614
Deduct: Incremental stock-based compensation expense (benefit) determined under fair value based method	(2,280)	—
Pro forma net income (loss)	$(2,984,571)	$6,064,614

Basic earnings (loss) per share as reported	$(0.67)	$1.36
Pro forma basic earnings (loss) per share	(0.67)	1.36

Diluted earnings (loss) per share	$(0.67)	$1.36
Pro forma diluted earnings (loss) per share	(0.67)	1.36

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

Mortgage Servicing Right Hedging:

Beginning April 1, 2004, Washtenaw’s interest rate risk management activities include the hedging of MSR’s.  Washtenaw utilizes derivatives extensively in connection with its interest rate risk management activities.  Washtenaw is exposed to interest rate risk on its mortgage servicing rights.  As market rates increase or decrease, the market value of mortgage servicing rights will increase or decline.  To offset this interest rate risk, Washtenaw enters into derivatives, including ten-year treasury futures contracts and ten-year treasury put and call options.  In accordance with SFAS 133, all derivative instruments are recorded at fair value.  Accordingly, ten year treasury futures contracts and ten year treasury put and call options contracts are carried at fair value, as determined by the amount payable or receivable to/from the counterparty as if the derivatives were settled at the balance sheet date.  The fair value is based on the end of the period pricing from brokerage houses.  Changes in fair value are included in the mortgage servicing rights valuation adjustment in the income statement.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in The Washtenaw Group’s Form 10-K.

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

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months ended June 30, 2004	Three Months ended June 30, 2003
Basic earnings per share
Net income	$116,756	$3,405,590
Weighted average shares outstanding	4,488,351	4,463,221
Basic earnings per share	$0.03	$0.76

Diluted earnings per share
Net income	$116,756	$3,405,590
Weighted average shares outstanding	4,488,351	4,463,221
Dilutive effect of assumed exercise of stock options	2,509	—
Diluted average shares outstanding	4,490,860	4,463,221
Diluted earnings per share	$0.03	$0.76

	Six Months ended June 30, 2004	Six Months ended June 30, 2003
Basic earnings (loss) per share
Net income (loss)	$(2,986,581)	$6,064,614
Weighted average shares outstanding	4,488,351	4,463,221
Basic earnings (loss) per share	$(0.67)	$1.36

Diluted earnings (loss) per share
Net income (loss)	($2,986,581)	$6,064,614
Weighted average shares outstanding	4,488,351	4,463,221
Dilutive effect of assumed exercise of stock options	—	—
Diluted average shares outstanding	4,488,351	4,463,221
Diluted earnings (loss) per share	$(0.67)	$1.36

For the six months ended June 30, 2004 there were 21,470 stock options outstanding that were not considered dilutive. There were no options outstanding during 2003.

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

In 2004, competition for new loans has increased, which has resulted in a reduction of loan originations and the profit per loan for Washtenaw.  As a result, in the current interest rate environment, it is unlikely Washtenaw will be profitable from operations for the remainder of 2004.  On a positive note, Washtenaw retained a significant portion of mortgage loan servicing during 2003, at relatively low capitalized values, which has increased in value as mortgage interest rates increased.  Management is planning to sell a portion of the loan servicing portfolio in the third quarter to generate cash for general operating purposes.

The focus in 2004 will continue to be loan quality.  As the loan brokers become more desperate for production, Washtenaw will typically see an increase in loans with misrepresentation in varying levels.  Management will continue to focus on implementing procedures to improve asset quality and thereby reduce the costs associated with loan repurchases.  Loan repurchases are the greatest challenge management currently faces in improving financial performance.

CRITICAL ACCOUNTING POLICIES

The accounting policies that have the greatest impact on the Washtenaw Group’s financial condition and results of operations and that requires the most judgment relate to its mortgage activities.  The Washtenaw Group’s accounting policy for gain on sale of loans, mortgage servicing rights (MSR), interest rate risk management activities and litigation and claims have not changed since December 31, 2003.  These accounting policies are described more fully in the annual report on Form 10-K for the year ended December 31, 2003.

Beginning April 1, 2004, Washtenaw’s interest rate risk management activities include the hedging of MSR’s.  Washtenaw utilizes derivatives extensively in connection with its interest rate risk management activities.  Washtenaw is exposed to interest rate risk on its mortgage servicing rights.  As market rates increase or decrease, the market value of mortgage servicing rights will increase or decline.  To offset this interest rate risk, Washtenaw enters into derivatives, including ten year treasury futures contracts and ten year treasury put and call options.  In accordance with SFAS 133, all derivative instruments are recorded at fair value.  Accordingly, ten-year treasury futures contracts and ten-year treasury put and call options contracts are carried at fair value, as determined by the amount payable or receivable to/from the counterparty as if the derivatives were settled at the balance sheet date.  The fair value is based on the end of the period pricing from brokerage houses.  Changes in fair value are included in the mortgage servicing rights valuation adjustment in the income statement.

EARNINGS PERFORMANCE

The Washtenaw Group reported net income of $117,000 for the three months ended June 30, 2004 compared to net income of $3.4 million for the three months ended June 30, 2003.  Basic and diluted earnings per share was $0.03 per share compared to earnings of $0.76 per share for the quarter ended June 30, 2004 and 2003 respectively. The Washtenaw Group reported net loss of $3.0 million for the six months ended June 30, 2004 compared to net income of $6.1 million for the six months ended June 30, 2003.  Basic and diluted earnings per share was a loss of $0.67 per share compared to earnings of $1.36 per share for the six months ended June 30, 2004 and 2003 respectively.

RESULTS OF OPERATIONS

Loan Production

Loan production was $600.4 million and $1.3 billion for the three months ended June 30, 2004 and 2003, respectively.  The volume of loans produced for the six months ended June 30, 2004 totaled $778 million as compared to $2.2 billion for the six months ended June 30, 2003, a decrease of $1.4 billion or 64%.  The decrease was the result of rising interest rates during the six months ended June 30, 2004.

Noninterest Income

Noninterest income was $4.4 million and $17.1 million for the three months ended June 30, 2004 and 2003, respectively. Total noninterest income for the six months ended June 30, 2004 was $9.8 million, compared to $30.5 million for the six months ended June 30, 2003, a decrease of $20.7 million or 68%. This decrease was primarily due to an 83% decrease in the gain on sales of mortgage servicing rights and loans.  The decrease in gain on sale of mortgage servicing rights and loans was primarily due to a decrease in the overall new loan origination volume in the first six months of 2004.  In addition, the gains on sale of mortgage servicing rights and loans was affected by reduced profit margins on each new loan origination as a result of the current interest rate environment.

Loan Servicing

At June 30, 2004, Washtenaw serviced $2.5 billion of loans compared to $2.4 billion at June 30, 2003, a 4% increase.  Washtenaw has an agreement to sell the servicing rights related to mortgage loan production on a monthly basis.  During the six months ended June 30, 2004, Washtenaw was selling approximately 86% of its mortgage servicing rights under this agreement.  The remainder of the loan servicing rights created are retained in the mortgage loan servicing portfolio.

At June 30, 2004 and 2003, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was performed for others.  Service fee income, net of amortization was $255,000 and $257,000 for the three months ended and $691,000 and $793,000 for the six months ended June 30, 2004 and 2003 respectively.  Servicing income increased $508,000 and $1.2 million due to the increase in the servicing portfolio; however, the increase in amortization of mortgage servicing rights more than offset the increase in income.  The increase in amortization is related to the effect of the low interest rate environment, which has increased actual and expected prepayment rates used to determine amortization rates.

Noninterest Expense

Noninterest expense was $4.6 million and $14.0 million for the three months ended June 30, 2004 and 2003, respectively. Total noninterest expense for the six months ended June 30, 2004 was $15.0 million, compared to $24.8 million for the same period in 2003, a decrease of $9.8 million or 39%. The decrease was primarily due to the decrease in employee compensation and benefits expenses and a favorable mortgage servicing rights valuation, offset by an increase in the amortization of mortgage servicing rights and an increase in the loss and provision for loss on loan repurchases and other real estate.  The decrease in employee compensation and benefits was the result of a decrease in operations staff due to attrition, closing the operations center in California, a reduction in overtime expense, a reduction in commission compensation paid to the sales staff and the reduction in management bonus compensation. The positive mortgage servicing rights valuation adjustment was due to an increase in mortgage interest rates during the period, resulting in decreases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates.  The increase in amortization of mortgage servicing rights is the result of the increase in mortgage loan servicing portfolio and the increased speed in which the asset is being amortized due to the higher prepayment speeds when the servicing asset was created.

The increase in the loss and provision for loss on loan repurchases and other real estate was due to an increase in repurchase requests and an increase in the expected loss on repurchase requests as a result of historical experience.  Typically, these loans are non-performing.  Washtenaw continues the rebuttal of these loans on a loan-by-loan basis.  The reserve is established based on historical repurchase experience and current repurchase requests.  Also, Washtenaw establishes a reserve for repurchases based on mortgage loan production.  For the periods ended June 30, 2004 and December 31, 2003, the pending possible repurchases totaled 63 and 80 loans with a total principal balance of $5.5 million and $6.7 million.  The reserve for loan repurchases at the periods ended June 30, 2004 and December 31, 2003 was $3.7 million.  Management believes the liability established is sufficient to cover the estimated losses on the loans subject to repurchase.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of The Washtenaw Group.

ASSETS

At June 30, 2004, total assets of The Washtenaw Group equaled $92.8 million as compared to $131.2 million at December 31, 2003, a decrease of $38.4 million or 29%. The decrease is primarily due to the decrease in loans held for sale and mortgage servicing rights.

Loans Held for Sale

Loans held for sale were $60.1 million at June 30, 2004 compared to $97.7 million at December 31, 2003.  This decrease of $37.6 million or 38% was the result of a decrease in mortgage loan production.

Mortgage Servicing Rights

Mortgage servicing rights were $23.6 million at June 30, 2004, a decrease of $1.1 million or 4% from $24.6 million at December 31, 2003.  This is the result of a bulk servicing sale of $275 million in the quarter ended June 30, 2004.  The mortgage servicing right asset was decreased by $2.8 million as a result of the sale.  In addition $3.9 million of amortization was recorded for the six months ended June 30, 2004.  The decreases were offset by Washtenaw retaining the mortgage servicing rights on a portion of current mortgage loan production and an increase in the value of the mortgage servicing rights of $4.4 million as mortgage interest rates increased.  In general, servicing right values tend to decline in a falling interest rate environment and increase in a rising interest rate environment.  Management cannot predict future market interest rate levels or the magnitude of future servicing valuation adjustments; however, the potential for further impairment charges exist depending on the mortgage interest rate environment.

In April 2004, Washtenaw began hedging a portion of its mortgage loan servicing portfolio.  During the quarter, management has used ten-year treasury futures contracts and ten-year treasury put and call options to hedge against the reduction in the value of the mortgage servicing rights due to a decline in mortgage interest rates.  The derivative instruments were purchased to protect between 20% and 25% of the servicing rights that can be hedged against declining interest rates.  All fixed rate loan servicing may be hedged, while arms and balloons are not.  For the three months ended June 30, 2004, Washtenaw recognized a $4.4 million favorable mortgage servicing right valuation adjustment.  During the same period, Washtenaw incurred a $467,000 loss on mortgage servicing rights hedging activity.

Washtenaw intends to sell approximately $500 million in mortgage servicing rights during the quarter ended September 30, 2004.  Management anticipates this will reduce the mortgage servicing rights asset by approximately $5.0 million at the sale date.  At the time of the sale, management will reduce its hedge position accordingly in an effort to hedge the same overall percentage of the mortgage servicing rights.

LIABILITIES

At June 30, 2004, the total liabilities of The Washtenaw Group were $73.6 million as compared to $109.0 million at December 31, 2003, a decrease of $35.4 million or 33%. This decrease was primarily due to decreases in repurchase agreements, notes payable and other liabilities.

Notes Payable

Notes payable was $28.6 million at June 30, 2004 compared to $33.2 million at December 31, 2003.  This decrease of $4.6 million or 14% was primarily caused by the significant decrease in loan originations during the quarter ended June 30, 2004.  The notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market.

Repurchase Agreements

Repurchase agreements were $17.1 million at June 30, 2004 compared to $43.9 million at December 31, 2003.  This decrease of $26.9 million or 61% was primarily the result of decreased loan originations during the quarter ended June 30, 2004.  Also, Washtenaw is selling more loans to investors that do not allow the transfer to repurchase agreements.  The use of the repurchase agreements is limited to loans sold to the Federal National Mortgage Association (“FNMA”).

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $80 million, of which $9.0 million represents a sublimit for servicing under contract for sale, and $4.8 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $28.6 million at June 30, 2004 and $33.2 million at December 31, 2003.  Included in the total warehouse line borrowing at June 30, 2004 and December 31, 2003 was $5.1 million and zero under the sublimit for servicing under contract for sale. The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 2.75% at June 30, 2004 and 2.50% at December 31, 2003.  The effective interest rate on the agreements to repurchase was 2.15% at June 30, 2004 and 1.90% at December 31, 2003.

Washtenaw intends to sell approximately $500 million in mortgage servicing rights during the quarter ended September 30, 2004.  Management anticipates this will generate approximately $4.0 to $5.0 million in cash depending on the sales price.  A portion of the proceeds will be received at the sale date while the remainder is received upon transfer of the loans, typically thirty to sixty days later.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to the bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $10.9 million at June 30, 2004 and $11.1 million at December 31, 2003.

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

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At June 30, 2004, Washtenaw had outstanding rate-lock commitments to lend $96.7 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of June 30, 2004, Washtenaw had outstanding commitments to sell $89.5 million of mortgage loans.  These commitments usually are funded within 90 days.

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

(e) Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

The Washtenaw Group, Inc held its 2004 Annual Meeting of Shareholders on April 22, 2004.  The following directors were elected at the annual meeting to serve a three year term.

	For	Against	Abstentions
Robert C. Huffman	3,883,048	6,200	0
Scott D. Miller	3,883,048	6,200	0
Howard M. Nathan	3,883,048	6,200	0

A vote was taken to ratify the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending December 31, 2004.  The appointment was approved by the following votes:  3,874,134 for, 100 against, and 15,034 abstained.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

April 24, 2004 to announce the financial results of the quarter ended March 31, 2004.

The Washtenaw Group, Inc. and Subsidiary

Signatures

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: August 13, 2004	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)