Form 10-Q
period 2004-09-30
WASHTENAW GROUP INC
filed 2004-11-12
CIK 1263282

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒                                        Quarterly Report Pursuant To Section 13 or 15 (d) of the
                                            Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of October 31, 2004

Class	Shares Outstanding
Common stock, $0.01 Par value	4,488,351 Shares

THE WASHTENAW GROUP, INC.

Consolidated Balance Sheet

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$100,000	$100,000
Accounts Receivable, net	8,819,429	5,340,932
Loans held for sale	36,001,483	97,687,823
Mortgage servicing rights,net	18,993,159	24,614,381
Other real estate owned	1,209,745	925,839
Premises and equipment, net	1,735,238	1,480,988
Other assets	750,036	1,030,653
	$67,609,090	$131,180,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to bank	$6,999,229	$11,074,373
Notes payable	19,290,750	33,211,684
Repurchase agreements	8,098,423	43,926,901
GNMA Repurchase Liability	6,736,448	8,599,700
Other liabilities	9,479,336	12,162,996
Total liabilities	50,604,186	108,975,654

Shareholders’ equity
Preferred Stock, $.01 par value 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 9,000,000 shares authorized; 4,488,351 outstanding at September 30, 2004 and December 31, 2003	44,884	44,884
Additional paid-in capital	2,000,424	1,955,932
Retained earnings	14,959,596	20,204,146
Total shareholders’ equity	17,004,904	22,204,962
	$67,609,090	$131,180,616

THE WASHTENAW GROUP, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
Interest income	$759,471	$3,865,346	$3,173,463	$10,924,519
Interest expense	627,301	1,878,526	2,294,982	5,375,221
Net interest income	132,170	1,986,820	878,481	5,549,298

Noninterest income
Servicing income	2,137,041	1,857,838	6,748,692	5,291,939
Gain on sales of mortgage servicing rights and loans, net	1,628,134	11,822,407	6,252,720	38,295,453
Other income	208,630	246,930	788,970	809,141
Total noninterest income	3,973,805	13,927,175	13,790,382	44,396,533

Noninterest expense
Compensation and employee benefits	2,305,171	6,818,980	8,270,469	18,611,430
Occupancy and equipment	509,951	418,824	1,381,789	1,258,690
Telephone	84,418	160,429	239,624	446,333
Postage	103,862	180,414	364,157	572,554
Amortization of mortgage servicing rights	2,046,115	1,684,337	5,967,051	4,325,636
Mortgage servicing rights valuation adjustment	100,760	(2,416,090)	(940,829)	2,219,089
Loss and provision for loss on loan repurchases and
other real estate	1,576,413	2,197,541	4,441,898	4,364,381
Other noninterest expense	794,978	1,072,453	2,810,348	3,123,757
Total noninterest expense	7,521,668	10,116,888	22,534,507	34,921,870

Income before income taxes	(3,415,693)	5,797,107	(7,865,644)	15,023,961

Provision for income taxes	(1,157,723)	1,962,761	(2,621,094)	5,125,001
Net income (loss)	$(2,257,970)	$3,834,346	$(5,244,550)	$9,898,960

Basic and diluted earnings (loss) per share	$(0.50)	$0.86	$(1.17)	$2.22

THE WASHTENAW GROUP, INC

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2004

	2004	2003
Cash flows from operating activities
Net cash provided by operating activities	$41,709,291	$19,263,408

Cash Flows From Investing Activities:
Proceeds from sales of mortgage servicing rights	13,096,226	22,107,697
Other real estate owned, net	(283,907)	505,031
Property and equipment expenditures	(697,055)	(606,497)
Net cash provided by investing activities	12,115,265	22,006,231

Cash flows from financing activities
Decrease in due to bank	(4,075,144)	(13,436,500)
Cash dividends	—	(5,038,180)
Increase (decrease) in notes payable due on demand	(13,920,934)	3,458,124
Decrease in repurchase aggreements	(35,828,478)	(26,253,083)
Net cash used by financing activities	(53,824,556)	(41,269,639)

Net Change in cash, cash equivalents	—	—
Cash and cash equivalents at beginning of period	100,000	100,000

Cash and cash equivalents at end of period	$100,000	$100,000

THE WASHTENAW GROUP, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2004 and 2003, include the accounts of The Washtenaw Group, Inc. (“The Washtenaw Group”) and its wholly owned subsidiary Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to The Washtenaw Group include the consolidated results of its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segments:

Washtenaw’s operations include one primary segment: mortgage banking.

Stock Compensation:

Compensation expense under stock options is reported using the intrinsic value method (market value per share, less option exercise price).  Stock-based compensation reflected in net income for the three and nine months ended September 30, 2004 is $6,391 and $44,492, respectively as options granted had an exercise price less than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30,
	2004	2003
Net income (loss) as reported	$(2,257,970)	$3,834,346
Deduct: Incremental stock-based compenstion expense (benefit) determined under fair value based method	1,140	—
Pro forma net income (loss)	$(2,259,110)	$3,834,346

Basic earnings (loss) per share as reported	$(0.50)	$0.86
Pro forma basic earnings (loss) per share	(0.50)	0.86

Diluted earnings (loss) per share	$(0.50)	$0.86
Pro forma diluted earnings (loss) per share	(0.50)	0.86

	Nine Months Ended September 30,
	2004	2003
Net income (loss) as reported	$(5,244,550)	$9,898,960
Deduct: Incremental stock-based compenstion expense (benefit) determined under fair value based method	(1,140)	—
Pro forma net income (loss)	$(5,243,410)	$9,898,960

Basic earnings (loss) per share as reported	$(1.17)	$2.22
Pro forma basic earnings (loss) per share	(1.17)	2.22

Diluted earnings (loss) per share	$(1.17)	$2.22
Pro forma diluted earnings (loss) per share	(1.17)	2.22

Due to the spin-off (see Note 3), options outstanding of Pelican Financial at December 31, 2003 included 10,735 options that were held by employees of Washtenaw.  These options were cancelled during the first quarter of 2004 and replaced with 21,470 options on stock of The Washtenaw Group at an exercise price of $3.25.  These options were granted with an intrinsic value substantially equal to the intrinsic value of the cancelled Pelican Financial options.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Servicing Rights Hedging:

Beginning April 1, 2004, Washtenaw’s interest rate risk management activities include the hedging of mortgage servicing rights (“MSRs”).  Washtenaw utilizes derivatives extensively in connection with its interest rate risk management activities.   Washtenaw is exposed to interest rate risk on its MSRs.  As market rates increase or decrease, the market value of MSRs will increase or decline.  To offset this interest rate risk, Washtenaw enters into derivatives, including ten-year treasury futures contracts and ten-year treasury put and call options.  In accordance with SFAS 133, all derivative instruments are recorded at fair value.  Accordingly, ten-year treasury futures contracts and ten-year treasury put and call options contracts are carried at fair value, as determined by the amount payable or receivable to/from the counterparty as if the derivatives were settled at the balance sheet date.  The fair value is based on the end of the period pricing from brokerage houses.  Changes in fair value are included in the MSRs valuation adjustment in the income statement.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in The Washtenaw Group’s Form 10-K.

NOTE 3 — SPIN-OFF

On December 31, 2003, Pelican Financial, the former parent company of The Washtenaw Group and Washtenaw, distributed all of the outstanding shares of The Washtenaw Group to the holders of Pelican Financial common stock on a share for share basis based on Pelican Financial shareholders of record on December 22, 2003.  Upon completion of the distribution on December 31, 2003, The Washtenaw Group and Washtenaw are no longer a subsidiary of Pelican Financial.  During the periods presented in the financial statements, Pelican Financial did not incur any expenses on behalf of The Washtenaw Group and Washtenaw and no allocation of parent company expenses has been reflected in these financial statements.

Following the distribution certain individuals continue to serve as officers of both The Washtenaw Group, Washtenaw and Pelican Financial.  The Washtenaw Group pays their salaries and all other compensation, and Pelican Financial reimburses The Washtenaw Group, as part of the Transitional Services Agreement, for time spent on Pelican Financial matters.  Prior to 2004, Pelican did not reimburse The Washtenaw Group for these services.  Beginning in 2004, officers and other employees providing services to both companies maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
Basic earnings (loss) per share
Net income (loss)	$(2,257,970)	$3,834,346
Weighted averages shares outstanding	4,488,351	4,463,221
Basic earnings (loss) per share	$(0.50)	$0.86

Diluted earnings (loss) per share
Net income (loss)	$(2,257,970)	$3,834,346
Weighted average shares outstanding	4,488,351	4,463,221
Dilutive effect of assumed exercise of stock options	—	—
Diluted average shares outstanding	4,488,351	4,463,221
Diluted earnings (loss) per share	$(0.50)	$0.86

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
Basic earnings (loss) per share
Net income (loss)	$(5,244,550)	$9,898,960
Weighted averages shares outstanding	4,488,351	4,463,221
Basic earnings (loss) per share	$(1.17)	$2.22

Diluted earnings (loss) per share
Net income (loss)	$(5,244,550)	$9,898,960
Weighted average shares outstanding	4,488,351	4,463,221
Dilutive effect of assumed exercise of stock options	—	—
Diluted average shares outstanding	4,488,351	4,463,221
Diluted earnings (loss) per share	$(1.17)	$2.22

For the nine months ended September 30, 2004 there were 21,470 stock options outstanding that were not considered dilutive. There were no options outstanding during 2003.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information in this Form 10-Q may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated.  Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from those estimated.  These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for mortgage loan products, prepayments on the mortgage loan servicing portfolio and the development of an interest rate environment that adversely affects the interest rate spread or other income from The Washtenaw Group’s investments and operations.

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

The focus in 2004 will continue to be loan quality.  As the loan brokers become more desperate for production, Washtenaw will typically see an increase in loans with misrepresentation in varying levels.  Management will continue to focus on implementing procedures to improve asset quality and thereby reduce the costs associated with loan repurchases.  Loan repurchases are one of the greatest challenges management currently faces in improving financial performance.

CRITICAL ACCOUNTING POLICIES

The accounting policies that have the greatest impact on The Washtenaw Group’s financial condition and results of operations and that requires the most judgment relate to its mortgage activities.  The Washtenaw Group’s accounting policy for gain on sale of loans, MSRs, interest rate risk management activities and litigation and claims have not changed since December 31, 2003.  These accounting policies are described more fully in the annual report on Form 10-K for the year ended December 31, 2003.

Beginning April 1, 2004, Washtenaw’s interest rate risk management activities include the hedging of MSR’s.  Washtenaw utilizes derivatives extensively in connection with its interest rate risk management activities.   Washtenaw is exposed to interest rate risk on its MSRs.  As market rates increase or decrease, the market value of MSRs will increase or decline.  To offset this interest rate risk, Washtenaw enters into derivatives, including ten-year treasury futures contracts and ten-year treasury put and call options.  In accordance with SFAS 133, all derivative instruments are recorded at fair value.  Accordingly, ten-year treasury futures contracts and ten-year treasury put and call options contracts are carried at fair value, as determined by the amount payable or receivable to/from the counterparty as if the derivatives were settled at the balance sheet date.  The fair value is based on the end of the period pricing from brokerage houses.  Changes in fair value are included in the MSRs valuation adjustment in the income statement.

EARNINGS PERFORMANCE

The Washtenaw Group reported net loss of $2.3 million for the three months ended September 30, 2004 compared to net income of $3.8 million for the three months ended September 30, 2003.  Basic and diluted earnings per share was a loss of $0.50 per share compared to earnings of  $0.86 per share for the quarter ended September 30, 2004 and 2003 respectively. The Washtenaw Group reported net loss of $5.2 million for the nine months ended September 30, 2004 compared to net income of $9.9 million for the nine months ended September 30, 2003.  Basic and diluted earnings per share was a loss of $1.17 per share compared to earnings of  $2.22 per share for the nine months ended September 30, 2004 and 2003 respectively.

RESULTS OF OPERATIONS

Loan Production

Loan production was $212.3 million and $1.1 billion for the three months ended September 30, 2004 and 2003, respectively.  The volume of loans produced for the nine months ended September 30, 2004 totaled $990 million as compared to $3.2 billion for the nine months ended September 30, 2003, a decrease of $2.2 billion or 69%.  The decrease was the result of a stable to rising interest rate environment during the nine months ended September 30, 2004.

Noninterest Income

Noninterest income was $4.0 million and $13.9 million for the three months ended September 30, 2004 and 2003, respectively. Total noninterest income for the nine months ended September 30, 2004 was $13.8 million, compared to $44.4 million for the nine months ended September 30, 2003, a decrease of $30.6 million or 69%. This decrease was primarily due to an 84% decrease in the gain on sales of mortgage servicing rights and loans.  The decrease in gain on sale of MSRs and loans was primarily due to a decrease in the overall new loan origination volume in the first nine months of 2004.  In addition, the gains on sales of MSRs and loans was affected by reduced profit margins on each new loan origination as a result of the current interest rate environment.

Loan Servicing

At September 30, 2004, Washtenaw serviced $2.5 billion of loans compared to $2.7 billion at September 30, 2003, a 7% decrease.  Washtenaw has an agreement to sell the servicing rights related to mortgage loan production on a monthly basis.   This agreement expires in November 2004. At that time, Washtenaw will retain the majority of its servicing and sell the servicing rights in periodic bulk sales. During the nine months ended September 30, 2004, Washtenaw was selling approximately 34% of its MSRs under this agreement.  The remainder of the loan servicing rights created are retained in the mortgage loan servicing portfolio.

At September 30, 2004 and 2003, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was performed for others.  Service fee income, net of amortization was $91,000 and $174,000 for the three months ended and $782,000 and $966,000 for the nine months ended September 30, 2004 and 2003 respectively.  Servicing income increased $279,000 and $1.5 million due to the increase in the servicing portfolio; however, the increase in amortization of mortgage servicing rights more than offset the increase in income.  The increase in amortization is related to the effect of the low interest rate environment, which has increased actual and expected prepayment rates used to determine amortization rates.

Noninterest Expense

Noninterest expense was $7.5 million and $10.1 million for the three months ended September 30, 2004 and 2003, respectively. Total noninterest expense for the nine months ended September 30, 2004 was $22.5 million, compared to $34.9 million for the same period in 2003, a decrease of $12.4 million, or 35%.  For the three months ending September 30, the decrease was primarily due to the decrease in employee compensation and benefits expenses and a decrease in the loss and provision for loss on loan repurchases and other real estate, offset by an increase in the mortgage servicing rights valuation adjustment and the amortization of mortgage servicing rights.  For the nine months ended September 30, the decrease was primarily due to the decrease in employee compensation and benefits and a favorable MSRs valuation, offset by the increase in amortization of MSRs. The decrease in employee compensation and benefits was the result of a decrease in operations staff due to attrition, layoffs, closing the operations center in California, a reduction in overtime expense, a reduction in commission compensation paid to the sales staff and the reduction in management bonus compensation. The unfavorable MSRs valuation adjustment for the quarter was due to a decrease in mortgage interest rates during the period, resulting in increases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates.  However, the year to date MSRs valuation adjustment is positive which reflects the overall increase in mortgage interest rates during the year. The increase in amortization of MSRs is the result of the increase in mortgage loan servicing portfolio and the increased speed in which the asset is being amortized due to the higher prepayment speeds when the servicing asset was created.

The loss and provision for loss on loan repurchases and other real estate continues to be a significant component of  noninterest expense. Washtenaw determines its expected loss on repurchase requests as a result of historical experience when the actual amount of the loss is not available.  Typically, loans requested to be repurchased are non-performing.  Washtenaw reviews repurchase requests and provides a rebuttal, if applicable, on a loan-by-loan basis.   The liability is established based on historical repurchase experience and current repurchase requests.  Also, Washtenaw establishes a liability for repurchases based on mortgage loan production.  For the periods ended September 30, 2004 and December 31, 2003, the pending possible repurchases totaled 61 and 80 loans with a total principal balance of $5.6 million and $6.7 million.   The liability for future loan repurchases at the periods ended September 30, 2004 and December 31, 2003 was $3.2 million and $3.7 million.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of The Washtenaw Group.

ASSETS

At September 30, 2004, total assets of The Washtenaw Group equaled $67.6 million as compared to $131.2 million at December 31, 2003, a decrease of $63.6 million or 48%. The decrease is primarily due to the decrease in loans held for sale and mortgage servicing rights.

Loans Held for Sale

Loans held for sale were $36.0 million at September 30, 2004 compared to $97.7 million at December 31, 2003.  This decrease of $61.7 million or 63% was the result of a decrease in mortgage loan production.

Mortgage Servicing Rights

Mortgage servicing rights were $19.0 million at September 30, 2004, a decrease of $5.6 million or 23% from $24.6 million at December 31, 2003.  This is the result of two bulk servicing sales of $649 million in the nine months ended September 30, 2004.  The MSR asset was decreased by $6.9 million as a result of the sales.  In addition $6.0 million of amortization was recorded for the nine months ended September 30, 2004. These decreases were offset by Washtenaw retaining a portion of current loan production and the $941,000 favorable MSRs valuation adjustment.  In general, servicing right values tend to decline in a falling interest rate environment and increase in a rising interest rate environment.  Management cannot predict future market interest rate levels or the magnitude of future servicing valuation adjustments; however, the potential for further impairment charges exist depending on the mortgage interest rate environment.

In April 2004, Washtenaw began hedging a portion of its mortgage loan servicing portfolio.  During the quarter, management has used ten-year treasury futures contracts and ten-year treasury put and call options to hedge against the reduction in the value of the MSRs due to a decline in mortgage interest rates.  The derivative instruments were purchased to protect between 20% and 25% of the servicing rights that can be hedged against declining interest rates.  All fixed rate loan servicing may be hedged, while arms and balloons are not.  For the three months ended September 30, 2004, Washtenaw incurred a $1.1 million unfavorable MSR valuation adjustment.  During the same period, Washtenaw recognized a $1.0 million favorable adjustment on MSRs hedging activity.  The MSR valuation adjustment for the nine months ended September 30, 2004, Washtenaw recognized a favorable MSRs valuation adjustment of $395,000.  During the same period, Washtenaw recognized a $554,000 favorable adjustment on MSRs hedging activity.

Washtenaw intends to sell approximately $300 to $700 million in MSRs during the quarter ended December 31, 2004.  Management anticipates this will reduce the mortgage servicing rights asset by approximately $3.0 to $7.0 million at the sale date.  At the time of the sale, management will reduce its hedge position accordingly in an effort to hedge the same overall percentage of the MSRs.

LIABILITIES

At September 30, 2004, the total liabilities of The Washtenaw Group were $50.6 million as compared to $109.0 million at December 31, 2003, a decrease of $58.4 million or 54%. This decrease was primarily due to decreases in repurchase agreements, notes payable, due to bank and other liabilities.

Due to Bank

Due to bank represents drafts issued for specific loan closings that have not cleared the bank.  At September 30, 2004 due to bank was $7.0 million compared to $11.1 million at December 31, 2003.  The decrease is the result of the decrease in loan production.

Notes Payable

Notes payable was $19.3 million at September 30, 2004 compared to $33.2 million at December 31, 2003.  This decrease of $13.9 million, or 42% was primarily caused by the significant decrease in loan originations during the quarter ended September 30, 2004.  The notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market.

Repurchase Agreements

Repurchase agreements were $8.1 million at September 30, 2004 compared to $43.9 million at December 31, 2003.  This decrease of $35.8 million, or 82%, was primarily the result of decreased loan originations during the quarter ended September 30, 2004.  Also, Washtenaw is selling more loans to investors that do not allow the transfer to repurchase agreements.  The use of the repurchase agreements is limited to loans sold to the Federal National Mortgage Association (“FNMA”).

Other Liabilities

Other liabilities also decreased from $12.2 million at December 31, 2003 to $9.5 million or 28% as of September 30, 2004.  This decrease was primarily due to a decrease in accrued salaries and fees on loans due FNMA.  Accrued salaries decreased from $1.2 million due to the reduction in management bonuses earned during the year.  At December 31, 2003, a portion of bonuses earned related to the 2003 performance of Washtenaw had not been paid.  At September 30, 2004 no bonuses were accrued as none were earned due to the losses incurred.  The fees on loans due FNMA decreased $1.3 million as a result of the decrease in loan production.  FNMA charges Washtenaw various fees at the loan level for certain type of loans based on the risk characteristics of the particular loan.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $100 million, of which $13.0 million represents a sublimit for servicing under contract for sale, and $7.2 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $19.3 million at September 30, 2004 and $33.2 million at December 31, 2003.  Included in the total warehouse line borrowing at September 30, 2004 and December 31, 2003 was $6.4 million and zero under the sublimit for servicing under contract for sale. The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 3.25% at September 30, 2004 and 2.50% at December 31, 2003.  The effective interest rate on the agreements to repurchase was 2.65% at September 30, 2004 and 1.90% at December 31, 2003.

Washtenaw intends to sell approximately $300 to $700 million in MSRs during the quarter ended December 31, 2004.  Management anticipates this will generate approximately $3.0 to $7.0 million in cash depending on the sales price.  A portion of the proceeds will be received at the sale date while the remainder is received upon transfer of the loans, typically 30 to 90 days later.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to the bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $7.0 million at September 30, 2004 and $11.1 million at December 31, 2003.

The Washtenaw Group’s ability to continue to purchase loans and MSRs and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the MSRs in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations.  The value of and market for The Washtenaw Group’s loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations.

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At September 30, 2004, Washtenaw had outstanding rate-lock commitments to lend $63.3 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of September 30, 2004, Washtenaw had outstanding commitments to sell $53.2 million of mortgage loans.  These commitments usually are funded within 90 days.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of The Washtenaw Group’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of The Washtenaw Group’s portfolio, see The Washtenaw Group’s Annual Report to Shareholders on Form 10-K.  Management believes that there has been no material change in The Washtenaw Group’s asset/liability position or the market value of The Washtenaw Group’s portfolio since December 31, 2003.

Item 4:  Controls and Procedures

The Washtenaw Group, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that The Washtenaw Group’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by The Washtenaw Group in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Washtenaw have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  The Washtenaw Group conducts periodic evaluations to enhance, where necessary, its procedures and controls.

Part II. Other Information

Item 1.   Legal Proceedings

Webb, et al. v. Washtenaw Mortgage Co., Case No. 01C38.  The litigation, pending in West Virginia state court, asserts that Washtenaw and others conspired to take advantage of borrowers through predatory lending practices such as inflating appraisals, not properly disclosing fees and charges, etc.  The proposed class is fairly narrow and limited: it is said to consist of persons who obtained loans from Washtenaw in West Virginia during the five-year period preceding the filing of the complaint, which loans were arranged by a broker, First Security, closed on documents prepared by Washtenaw, and then sold to Chase Manhattan Mortgage Corp.   The state court has never certified any class in the litigation.  During the quarter ended September 30, 2004, the Webbs and one of the other defendants in the lawsuit entered into a partial settlement of the litigation, which they have asked the court to approve.  The court has scheduled a December 2004 hearing on the request to approve the settlement.  The Webbs and that particular defendant have requested that the court certify a class for the limited purpose of approving the settlement, which those parties have reached.  There is presently no existing request to certify any class in connection with the plaintiffs’ claims against Washtenaw.  At this time, management cannot express an opinion on the impact of this case or the ultimate outcome of this matter, and no liability has been established.

Other than described above, there have been no material changes to the pending legal proceedings to which The Washtenaw Group is a party since the filing of the registrant’s Form 10-K, nor have there been any material legal proceedings to which The Washtenaw Group is a party instituted since that date.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Not Applicable

(b)   Not Applicable

(c)   Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)      Reports on Form 8-K

August 4, 2004 to announce the financial results of the quarter ended June 30, 2004.

The Washtenaw Group, Inc. and Subsidiary

Signatures

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: November 12, 2004	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)