Form 10-K
period 2004-12-31
WASHTENAW GROUP INC
filed 2005-03-30
CIK 1263282

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

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

The issuer’s voting stock trades on the American Stock Exchange under the symbol “TWH.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2004, was $17,953,404 ($4.00 per share based on 4,488,351 shares of common stock outstanding).

As of March 15, 2005, there were issued and outstanding 4,488,351shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.             Portions of the Definitive Proxy Statement in connection with the Annual Meeting of Stockholders for the Fiscal Year Ended December 31, 2004 (Part II).

TABLE OF CONTENTS

Part I.

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Managements Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Part III.

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

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

Our internet address is www.TheWashtenawGroup.com.  We make available free of charge on www.TheWashtenawGroup.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our Code of Business Conduct and Ethics and the charters of the Audit Committee and the Nominating and Corporate Governance Committees are also available on our website.

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

The Washtenaw Group currently operates in one segment, mortgage banking, through its wholly owned subsidiary.  At December 31, 2004, total assets of The Washtenaw Group were $119.3 million.  For the year ended December 31, 2004, the net loss was $6.4 million.

Market Area

Washtenaw’s mortgage banking office is located in Ann Arbor, Michigan.  From this office, Washtenaw operates its national wholesale lending and its retail mortgage origination businesses.  Washtenaw does business with approximately 1,900 mortgage brokers and correspondent lenders in approximately 40 states.  For the year ended December 31, 2004, the top five states in terms of number of loan purchases were Michigan (25%), Illinois (13%), Ohio (11%), California (8%), and Virginia (4%).

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

For the year ended December 31, 2004, Washtenaw’s combined wholesale and correspondent loan production totaled $1.2 billion and its retail loan production totaled $50.6 million.  For the year ended December 31, 2003, the corresponding amounts were $3.6 billion and $113.6 million, respectively.  For the year ended December 31, 2002, the corresponding amounts were $2.8 billion and $77.6 million, respectively.

In its wholesale and correspondent lending, Washtenaw competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition.  Washtenaw primarily originates conforming, fixed rate 30-year mortgage loans, which collectively represented 54% of its total loan production for the year ended December 31, 2004, 54% for the year ended December 31, 2003, and 53% for the year ended December 31, 2002.  The remainder of its total loan production was comprised of other products, such as adjustable rate, 5-year and 7-year balloons, jumbo mortgages, closed end second mortgages as well as loans under various Federal Housing Administration (“FHA”) programs.

During the years ended December 31, 2004, 2003 and 2002, approximately 70%, 86% and 85%, respectively, of the single-family mortgage loans were refinancings of outstanding mortgage loans.

Mortgage Banking Operations.  Washtenaw actively participates in the mortgage banking market on a national basis.  Mortgage banking generally involves the origination or purchase of single-family mortgage loans for sale in the secondary mortgage market.  The secondary mortgage market and its evolution has been significantly influenced by two government-sponsored enterprises—Federal National Mortgage Association (commonly referred to as Fannie Mae) and Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac)—and one government agency— Government National Mortgage Association (commonly referred to as Ginnie Mae).  Through these entities, the United States government provides support and liquidity to the market for residential mortgage debt.

Mortgage originators sell their loans directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities.  Similarly, the originators can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae.  In order to arrange these sales or obtain these guarantees, the originator must underwrite its loans to conform to standards established by Fannie Mae and Freddie Mac or by the FHA in the case of Ginnie Mae.  All loans other than FHA loans are considered conventional loans.  Loans with principal balances exceeding agency guidelines, currently those in excess of $359,650 for single-family mortgage loans, which are referred to as “jumbo” or “nonconforming” loans, are sold to private investors.

Washtenaw pursues its loan production strategy as part of its mortgage banking operations through Washtenaw’s wholesale and correspondent loan production outlets and, to a limited extent, through direct solicitation of commercial banks, savings associations and credit unions, and through direct retail loan production.

Wholesale Loan Production.  Under its wholesale operations, Washtenaw funds mortgage loans originated by a network of approximately 1,900 independent mortgage brokers nationwide.  Approximately 32% of these brokers originate mortgage loans for Washtenaw on a monthly basis.  This network is maintained by Washtenaw’s approximately 25 business consultants, who are compensated through a salary and commission combination.  Many of the larger brokers are provided with loan data entry software by Washtenaw for the entry of loan applicant data in a format familiar to that used by Washtenaw’s underwriters and for transmission to Washtenaw’s automated underwriting systems for review.  All loans originated through brokers are underwritten according to Washtenaw’s standards.

Washtenaw’s underwriters or contract representatives review the loan data provided by the loan applicant, including the review of appropriate loan documentation, and request additional information as necessary from the broker.  Loans originated by these brokers are typically funded directly by Washtenaw through table funding arrangements.  In a majority of cases, the loan is closed in the broker’s name and thereafter transferred to Washtenaw together with related mortgage servicing rights (“MSRs”) for which Washtenaw generally pays a servicing release premium that is included in the loan price paid to the broker by Washtenaw.  However, in certain states, the broker is required to close the loan in Washtenaw’s name.  Broker participants in this program are prequalified on the basis of creditworthiness, mortgage lending experience, and reputation.  Each broker undergoes annual and ongoing reviews by Washtenaw.

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

Retail Loan Production.  The retail loan activities of Washtenaw primarily involves the origination of single-family mortgage loans.  These retail loan originations generally provide Washtenaw with a source of loan production at a lower cost per loan than loans acquired through brokers or correspondents because the cost of generating these loans is more than offset by cost savings through Washtenaw’s ability to avoid payment of the servicing release premium for the related MSRs.

Secondary Market Activities

Washtenaw sells substantially all of the mortgage loans that it originates or purchases through its mortgage banking operations while retaining the servicing rights to the loans.  During the years ended December 31, 2004, 2003, and 2002, Washtenaw originated or purchased $1.2 billion, $3.8 billion, and $2.8 billion, in total mortgage loans, respectively, and sold $1.2 billion, $3.8 billion, and $2.9 billion of mortgage loans, respectively, in the secondary market.  Mortgage loans are aggregated into pools and sold, or are sold as individual mortgage loans, to investors principally at prices established at the time of sale or pursuant to forward sales commitments.  Conforming conventional mortgage loans are generally pooled and exchanged pursuant to the purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or for Fannie Mae, Freddie Mac, or Ginnie Mae mortgage-backed securities, and are generally sold to investment banking firms.  For the years ended December 31, 2004, 2003, and 2002, a significant portion of these loans were exchanged for Fannie Mae and Freddie Mac mortgage-backed securities, which securities were then sold to investment banking firms.  The remainder were sold to other institutional and non-institutional investors.

Washtenaw exchanges and sells mortgage loans on a non-recourse basis.  In connection with Washtenaw’s loan exchanges and sales, Washtenaw makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to accuracy of information.  If there is a breach of the representations and warranties by Washtenaw, Washtenaw typically corrects these flaws.  If the flaws cannot be corrected, Washtenaw may be required to repurchase these loans.  In cases where loans are acquired from a broker or correspondent and there have been material misrepresentations made to Washtenaw, Washtenaw may have the right to resell the flawed loan back to the broker or correspondent pursuant to the agreement between Washtenaw and the broker or correspondent.  Otherwise, Washtenaw may be indemnified against loss on these flawed loans by the broker.  In addition, Washtenaw relies upon contract underwriters for a portion of its loan production, and these underwriters must indemnify Washtenaw against losses for loans that are eventually determined to have underwriting deficiencies upon origination. Washtenaw’s indemnification period is typically three years from the date of origination. Contract underwriters typically work for large private mortgage insurance companies.  The insurance companies make these underwriters available, at a cost, in hopes of obtaining additional business from Washtenaw.

Washtenaw assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility.  These factors are monitored on a daily basis, and Washtenaw adjusts its hedging on a daily basis as needed.  Washtenaw hedges its “held for sale” mortgage loan portfolio and its interest rate risk inherent in its unfunded mortgage commitments primarily through the use of forward sale commitments.  Pursuant to these commitments, Washtenaw enters into commitments with terms of not more than 90 days to sell these loans to Freddie Mac, Fannie Mae, and Ginnie Mae.

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

Washtenaw relies upon its underwriting department to ascertain compliance with individual investor standards prior to sale of the loans in the secondary market, and it relies upon its quality control department to test sold loans on a sample basis for compliance.  During the year ended December 31, 2004, Washtenaw sold approximately $1.2 billion in single-family mortgage loans into the secondary market.  During that same time period, 120 loans totaling $10.3 million were repurchased, representing 1.4% of the 8,698 loans originated during 2004.  Furthermore, Washtenaw has approximately 43 additional loans where the repurchase of the loans is pending resolution of the Washtenaw’s rebuttal.  Typically, these loans are non-performing.  Washtenaw views loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by its quality control department.  Losses arising from repurchases depend upon whether repurchased loans are or become nonperforming and, if so, whether Washtenaw is able to recover all of the loan principal and interest otherwise due.

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

Though in Washtenaw’s business loan repurchases are an inherent risk that cannot be eliminated, Washtenaw has implemented several controls to reduce the risk of repurchases.  These include a stricter approval process for new brokers trying to do business with Washtenaw.  Washtenaw obtains a report from a national vendor that gathers information related to problems the broker experienced with other wholesalers.  Many of Washtenaw’s largest competitors provide information to this database.  Washtenaw also reviews a two year chain of title on all mortgage loans related to purchases to ensure that the property has not been sold recently for significantly lower amounts.  Management also subscribes to a national vendor to obtain property values on all originations as a way of substantiating the appraisals that are received.

It has been Washtenaw’s experience that repurchased loans typically result in an ultimate loss to Washtenaw.  In addition, Washtenaw may also have the right to sell the repurchased loan back to the broker or correspondent that originated it, or to seek indemnity from the applicable mortgage insurance company in the case of loans which are underwritten on a contract basis for Washtenaw by these insurers.  It is management’s policy to provide a liability for losses related to repurchases on sold loans based on historical losses incurred by Washtenaw.  As a repurchased loan progresses through the foreclosure process and becomes other real estate owned, Washtenaw evaluates the underlying collateral for salability and determines at that time whether additional reserves against other real estate owned is necessary.

Underwriting

Washtenaw’s mortgage loans are underwritten either in accordance with applicable Fannie Mae, Freddie Mac or FHA guidelines or with requirements set by other investors.  Although Washtenaw is qualified to underwrite Veteran’s Administration loans, Washtenaw does not make these loans.

All mortgage loans originated or acquired by Washtenaw must satisfy Washtenaw’s underwriting standards.  Washtenaw permits a few originating correspondent lenders operating pursuant to Washtenaw’s delegated underwriting program to perform initial underwriting reviews.  Washtenaw employs an automated underwriting process on most loans that is based upon data provided through Washtenaw’s initial loan data entry software and is available from Fannie Mae through its Desktop Underwriter™ software or Freddie Mac through its Loan Prospector software.  This process incorporates credit scoring, which in turn employs rules-based and statistical technologies to evaluate the borrower, the property, and the sale of the loan in the secondary market, and is intended to reduce processing and underwriting time, to improve overall loan approval productivity, to improve credit quality, and to reduce potential investor repurchase requests.  Approximately 5% of loans underwritten by Washtenaw are initially underwritten on a contractual basis by mortgage insurance companies, in their capacity as contract underwriters. The contract underwriter may be required to repurchase loans that are determined not to be in compliance with these underwriting criteria.

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

Quality Control

Washtenaw maintains a quality control department that, among other things, reviews compliance and quality assurance issues relating to loan production and underwriting.  For its production compliance process, in addition to investor requirements described below, the quality control department conducts special audits based on loan quality concerns identified in the underwriting process.  This may focus on a specific customer or loan officer sending loans to Washtenaw.

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

Washtenaw also monitors the performance of delegated underwriters through quality assurance reports prepared by its quality control department, FHA reports and audits, reviews and audits by regulatory agencies, investor reports, and mortgage insurance company audits.  Deficiencies in loans are generally corrected; otherwise Washtenaw may exercise its right to require that the loan be repurchased by the originating broker or correspondent, or Washtenaw may insist that the broker who originated the loan indemnify Washtenaw against any loss.

Mortgage Loan Servicing Activities

Washtenaw derives a portion of its revenues from the servicing of mortgage loans for others.  For the years ended December 31, 2004, 2003 and 2002, Washtenaw realized servicing fee income, net of amortization, from its mortgage loan servicing operations of, $1.3 million, $1.2 million, and $1.6 million, respectively, which represented 7.4%, 2.4%, and 4.9% of Washtenaw’s non-interest income for the respective periods.  Servicing arises in connection with mortgage loans sold in the secondary market with MSRs retained.  The only loans Washtenaw subservices for others are loans for which the servicing has been sold but not yet delivered and loans owned by Pelican National Bank, a company with common ownership.

Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate mortgage loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions if there are unremedied defaults, and other miscellaneous duties related to loan administration.  Washtenaw collects servicing fees from monthly mortgage payments generally ranging from 0.25% (25 basis points) to 0.75% (75 basis points) of the declining principal balances of the loans per annum.  At December 31, 2004, 2003 and 2002, the weighted average servicing fee on the servicing for others’ portfolio was 0.30%, 0.30% and 0.29%, respectively.  Washtenaw utilizes lock box and debit services of a major bank to expedite the collection and processing of the monthly mortgage payments.  Approximately 65% of the payments were processed through this service at December 31, 2004.

Washtenaw services mortgage loans nationwide.  The geographic distribution of Washtenaw’s servicing portfolio reflects the national scope of Washtenaw’s loan originations and acquisitions.  Washtenaw actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate to balance its risks and makes adjustments as it deems necessary.  At December 31, 2004, 2003 and 2002, Washtenaw’s servicing portfolio consisted of $2.1 billion, $2.9 billion and $2.3 billion of conventional servicing, respectively.  These amounts include loans serviced by Washtenaw that were recorded on its books as held for sale.

There is prepayment risk related to the value of Washtenaw’s MSRs if declining interest rates provide borrowers with refinancing opportunities.  At December 31, 2004, 2003 and 2002 the total amount of the MSRs recorded by Washtenaw was $17.2 million, $24.6 million and $13.7 million, respectively.  For further information, see Note 4 of the Notes to Consolidated Financial Statements.  During 2004, Washtenaw was operating under an agreement with a large national purchaser of MSRs.  Under the agreement, servicing sales occurred concurrently with the formation of the mortgage-backed securities being serviced.  Washtenaw was selling approximately 50% of its servicing rights under this arrangement while retaining the remainder.  Washtenaw does not have a contract to continue selling MSRs in this manner and instead will be selling mortgage servicing rights quarterly in larger bulk sales.

Gains on the sale of MSRs are affected by changes in interest rates as well as the amount of mortgage servicing rights capitalized at the time of the loan sale or acquisition of the mortgage servicing rights.  Purchasers of mortgage servicing rights analyze a variety of factors, including prepayment sensitivity, to assess the purchase price they are willing to pay.  Lower market interest rates prompt an increase in prepayments as consumers refinance their mortgages at lower rates of interest.  As prepayments increase, the life of the servicing portfolio is reduced, decreasing the servicing fee revenue that will be earned over the life of that portfolio and the price third party purchasers are willing to pay.  The fair value of servicing is also influenced by the supply and demand of servicing available for purchase at any point in time.  Conversely, as interest rates rise, prepayments generally decrease, resulting in an increase in the value of the servicing portfolio.

Washtenaw originates and purchases MSRs nationwide.  The geographic distribution of Washtenaw’s mortgage servicing portfolio reflects the national scope of Washtenaw’s mortgage loan originations and acquisitions.  The five states with the largest servicing volume accounted for approximately 66% of the total number of mortgage loans serviced and approximately 63% of the dollar value of the mortgage loans serviced at December 31, 2004, while the largest volume by state was Michigan with approximately 26% mortgage loans serviced by number and value.

Washtenaw’s mortgage servicing portfolio includes servicing for adjustable rate, balloon payment, and fixed rate fully amortizing loans.  At December 31, 2004, 11.75% of the mortgage servicing rights related to adjustable rate loans, which had a weighted average coupon rate of 4.92%; 0.18% related to fixed rate balloon payment loans, which had a weighted average coupon rate of 5.73%; and the remaining 88.07% related to fixed rate fully amortizing loans, which had a weighted average coupon rate of 5.96%.

The following table contains information, as of December 31, 2004, on the percentage of fixed-rate, single-family mortgage loans being serviced for others by Washtenaw, by interest rate category.

Coupon Range	Percentage of Portfolio
Less than 5.00%	13.0%
5.01—6.00%	52.0
6.01—7.00%	28.0
7.01—8.00%	6.0
8.01% & above	1.0
Total	100.0%

The following table contains information regarding the mortgage loan servicing portfolio, broken down by state.

	At December 31, 2004
	Number of Mortgage Loans Serviced	Percentage of Number of Mortgage Loans Serviced	Total Mortgage Amount	Percentage of Total Mortgage Amount

Michigan	5,065	26.0%	$571,588,287	26.6%
Ohio	4,064	20.9%	375,176,022	17.5%
Pennsylvania	1,249	6.4%	120,788,292	5.6%
Indiana	1,199	6.2%	105,677,919	4.9%
Illinois	1,190	6.1%	174,937,256	8.2%
California	799	4.1%	147,700,803	6.9%
Florida	558	2.9%	58,264,122	2.7%
Utah	435	2.2%	53,578,811	2.5%
Iowa	406	2.1%	35,852,400	1.7%
North Carolina	373	1.9%	36,260,870	1.7%
Arizona	371	1.9%	44,039,623	2.1%
Missouri	357	1.8%	31,251,837	1.5%
Minnesota	355	1.8%	50,728,102	2.4%
West Virginia	322	1.7%	22,574,422	1.1%
Colorado	283	1.5%	45,500,684	2.1%
Georgia	280	1.4%	28,170,723	1.3%
Maryland	263	1.4%	38,346,191	1.8%
Virginia	207	1.1%	28,352,543	1.3%
Wisconsin	199	1.0%	24,225,479	1.1%
Kentucky	191	1.0%	17,887,059	0.8%
Other	1,290	6.6%	135,329,397	6.2%
Total	19,456	100.0%	$2,146,230,842	100.0%

At December 31, 2004, Washtenaw was servicing 19,456 mortgage loans, primarily for Fannie Mae, with an aggregate unpaid principal balance of $2.1 billion.  Of these loans, 5.2% were delinquent and an additional 1.7% were in foreclosure.  Washtenaw may be materially affected by loan delinquencies and defaults on loans that it services for others.  Pursuant to a provision in its servicing contracts, Washtenaw must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent.  At December 31, 2004, Washtenaw’s delinquency rates on loans serviced for Freddie Mac, Fannie Mae and Ginnie Mae were 2.5%, 4.8% and 19.7%, respectively.  Also, to protect their liens on mortgage properties, owners of loans usually require a servicer to advance scheduled mortgage and hazard insurance and tax payments even if sufficient escrow funds are not available.  Washtenaw is generally reimbursed by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of this reimbursement is typically uncertain.  In the interim, Washtenaw absorbs the cost of funds advanced during the time the advance is outstanding.  Further, Washtenaw bears the costs of collection activities on delinquent and defaulted loans.

Source of Funds

Washtenaw funds its mortgage banking activities through the use of a warehouse line of credit and the use of agreements to repurchase.  The following table contains information pertaining to short-term borrowings for the periods indicated.

	Year Ended December 31,
	2004	2003	2002

Short-term borrowings and notes payable
Average balance outstanding during the period	$65,939	$179,121	$147,838
Maximum amount outstanding at any month-end during the period	$82,343	$261,389	$208,158
Weighted average interest rate during the period	3.07%	2.41%	2.87%
Total short-term borrowings at period end	$82,343	$77,139	$131,237
Weighted average interest rate at period end	3.93%	2.49%	2.46%

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

Washtenaw has historically been in the wholesale mortgage origination business.  It originates only a minor amount of retail mortgages.  Wholesale mortgage sources provide Washtenaw economies of scale by allowing Washtenaw to choose economically favorable geographic markets and purchase loans without leased space or personnel other than individual account executives.  All services remain centralized in the home office.

Employees

At December 31, 2004, Washtenaw had 160 full-time employees and four part-time employees.  None of its employees were represented by a collective bargaining agreement.  Washtenaw’s management considers its relationship with its employees to be satisfactory.

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

Regulation

Government Policies, Legislation, and Regulation

From time to time, legislation, is enacted and regulations are promulgated that have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.  Proposals to change the laws governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various federal and state regulatory agencies. The resulting changes to banking statutes or regulations may change the operating environment of Washtenaw in substantial and unpredictable ways.  If enacted, such changes in law could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Washtenaw cannot predict whether any proposed legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Washtenaw. See “Item 1. Business - Supervision and Regulation.”

Supervision and Regulation

Set forth below is a summary description of the material laws and regulations that relate to the operations of Washtenaw.  The description is qualified in its entirety by reference to the applicable laws and regulations.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, addresses accounting oversight and corporate governance matters, including:

•                  the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;

•                  the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•                  increased penalties for financial crimes;

•                  expanded disclosure of corporate operations and internal controls and certification of financial statements;

•                  enhanced controls on and reporting of insider trading; and

•                  statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations has resulted in increased costs of compliance, including certain outside professional costs.

Regulation – Washtenaw Mortgage Company

The mortgage banking operations of Washtenaw are extensively regulated by federal and state governmental authorities and are required to comply with various laws and judicial and administrative decisions.  Washtenaw is required to comply with the rules and regulations of the Department of Housing and Urban Development (“HUD”), FHA, Veteran’s Administration, Fannie Mae, Freddie Mac, and Ginnie Mae with respect to originating, underwriting, processing, securitizing, selling, and servicing mortgage loans.  Those rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts.  Moreover, lenders such as Washtenaw are required annually to submit audited financial statements to Fannie Mae, Freddie Mac, Ginnie Mae and HUD and to comply with each regulatory entity’s own financial requirements, policies, and procedures.

Washtenaw’s activities must also comply with, among other federal laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, and income level.  These federal laws are described below.

Truth in Lending

The Truth in Lending Act and Regulation Z contain disclosure requirements designed to provide consumers with uniform, understandable information about the terms and conditions of loans and credit transactions so that consumers may compare credit terms. The Truth in Lending Act also guarantees consumers a three-day right to cancel certain transactions described in the act and imposes specific loan feature restrictions on some loans, including some of the same types of loans originated by us. If we were found not to be in compliance with the Truth in Lending Act, some aggrieved borrowers could, depending on the nature of the non-compliance, have the right to recover actual damages, statutory damages, penalties, rescind their loans and/or to demand, among other things, the return of finance charges and fees paid to us and third parties. Other fines and penalties can also be imposed under the Truth in Lending Act and Regulation Z.

Equal Credit Opportunity Act, Fair Credit Reporting Act and Other Laws

We are also required to comply with the Equal Credit Opportunity Act and Regulation B, which prohibit creditors from discriminating against applicants on the basis of race, color, religion, national origin, sex, age or marital status. Regulation B also restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires lenders to advise applicants of the reasons for any credit denial. Equal Credit Opportunity Act violations can also result in fines, penalties and other remedies.

In instances where the applicant is denied credit or the rate of interest for a loan increases as a result of information obtained from a consumer credit reporting agency, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency whose credit report was used in making such determinations. It also requires that lenders provide other information and disclosures about the loan application rejection. In addition, we are subject to the Fair Housing Act and regulations under the Fair Housing Act, which broadly prohibit discriminatory practices in connection with our home equity and other lending businesses.

Pursuant to the Home Mortgage Disclosure Act and Regulation C, we are also required to report information on loan applicants and certain other borrowers to the Department of Housing and Urban

Development, which is among numerous federal and state agencies which monitor compliance with fair lending laws.

We are also subject to the Real Estate Settlement Procedures Act and Regulation X, which are administered by HUD, impose limits on the amount of funds a borrower can be required to deposit with us in any escrow account for the payment of taxes, insurance premiums or other charges; limits the fees that may be paid to third parties; and imposes various disclosure and other requirements.

Servicemembers Civil Relief Act

Under the Servicemembers Civil Relief Act (formerly known as the Soldiers’ and Sailors’ Civil Relief Act of 1940) (the “Relief Act”), members of all branches of the military on active duty, including draftees and reservists in military service and state national guard called to federal duty:

•                  are entitled to have interest rates reduced and capped at 6% per annum, on obligations (including mortgage loans) incurred prior to the commencement of military service for the duration of military service;

•                  may be entitled to a stay of proceeding on any kind of foreclosure or repossession action in the case of defaults on obligations entered into prior to military service for the duration of military service; and

•                  may have the maturity of obligations stayed and may have obligations adjusted in a manner to preserve the interests of all parties.

As a result of the current military actions in Iraq and Afghanistan, President Bush authorized the placement of tens of thousands of military reservists and members of the National Guard on active duty status. To the extent that any such person is a borrower under a loan, the interest rate limitations and other provisions of the Relief Act would apply to the loan during the period of active duty. The number of reservists and members of the National Guard placed on active duty status in the near future may increase. In addition, other borrowers who enter military service after the origination of their loans (including borrowers who are members of the National Guard at the time of the origination of their loans and are later called to active duty) would be covered by the terms of the Relief Act.

Additionally, various state laws and regulations affect Washtenaw.  Washtenaw is licensed as a mortgage banker or regulated lender in those states in which it believes it is required to be licensed.  The rules and regulations of the various states impose licensing and other restrictions on lending activities, such as prohibiting discrimination and regulating collection, foreclosure procedures and claims handling, disclosure obligations, payment feature restrictions and, in some cases, these laws fix maximum interest rates and fees.

FHA and Veteran’s Administration loans are exempt from the effect of these statutes. Pursuant to state statutes and licensing requirements, states may have the right to conduct financial and regulatory audits of loans under their jurisdiction and to determine compliance with state disclosure requirements and usury laws.

Failure to comply with these requirements can lead to termination or suspension of licenses, rights of rescission for mortgage loans, individual and class action lawsuits and/or administrative enforcement actions.

Predatory Lending

The term “predatory lending,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

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

On October 1, 2002, Federal Reserve Board regulations aimed at curbing such lending became effective.  The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.  The following triggers coverage under the act:

•                  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable U.S. Treasury securities,

•                  subordinate-lien loans of 10 percentage points above U.S. Treasury securities, and

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

Financial Services Modernization Legislation

The Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act, contains comprehensive consumer financial privacy restrictions. Various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement this act. These restrictions fall into two basic categories. First, a financial institution must provide various notices to consumers about such institution’s privacy policies and practices. Second, this act imposes restrictions on a financial institution and gives consumers the right to prevent a financial institution from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions.

Item 2.    Properties

All mortgage banking activities of Washtenaw are conducted at its offices at 3767 Ranchero Drive, Ann Arbor, Michigan 48108.  The office location is leased by Washtenaw.

Item 3.    Legal Proceedings

Below is a brief description of material pending legal proceedings to which Washtenaw was a party at December 31, 2004:

Webb, et al. v. Washtenaw Mortgage Co., Case No. 01C38.  State of West Virginia, Calhoun County Circuit Court.  The litigation, pending in West Virginia state court, asserts that Washtenaw and others conspired to take advantage of borrowers through predatory lending practices such as inflating appraisals, not properly disclosing fees and charges, etc.  The class Washtenaw plaintiffs purport to represent consists of persons who signed loan agreements in West Virginia with Washtenaw, arranged by a broker, First Security, during the five years preceding the filing of the litigation, on loan forms provided by Washtenaw.  The class (as proposed by the plaintiffs) is thus limited in number.  There is no pending motion to certify the class (in order to litigate the merits of the claims against Washtenaw), and no hearing has been scheduled by the court in that regard.  Washtenaw intends vigorously to defend the lawsuit.  At this time, management cannot express an opinion on the impact of this case or the ultimate outcome of this matter and no liability has been established.

Washtenaw Mortgage Co. v Chase Manhattan Mortgage Corp., Civil Action No. 04-73451, United States District Court for the Eastern District of Michigan (Southern Division).  Chase and Washtenaw are involved in a dispute involving approximately $400,000.  The dispute was the subject of a federal court declaratory judgment lawsuit filed by Washtenaw in 2004, which the court dismissed without prejudice in early 2005.  Chase has also asserted the claim in pleadings filed in late 2004 as part of the Webb litigation, described above, pending in state court in West Virginia.

At issue is the extent of Washtenaw’s obligation to reimburse Chase for fees and expenses which the latter has incurred in connection with the Webb lawsuit referred to above.  Chase asserts that, pursuant to the indemnification provisions of a sale-of-servicing agreement entered into between Washtenaw and Chase, Washtenaw must indemnify Chase for all monies paid out by Chase to defend and settle those lawsuits.  Washtenaw disagrees with Chase’s position.  As a practical matter, Washtenaw will not be able to determine the amount of its ultimate liability to Chase, if any exists, until such time as the Webb lawsuit is resolved, at least insofar as Chase is concerned.

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

No matters were submitted to shareholders for a vote during the quarter ended December 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 10, 2005, there were 4,488,351 shares of common stock of The Washtenaw Group outstanding held by approximately 57 shareholders of record.  The following table sets forth the high and low sales prices of the common stock for the periods indicated.  The prices do not include retail markups, markdowns, or commissions.  Our common stock has traded on the American Stock Exchange under the symbol “TWH” since December 22, 2003.

Year Ended	High	Low
2004
First Quarter	$7.00	$5.48
Second Quarter	6.07	3.50
Third Quarter	4.04	2.78
Fourth Quarter	2.83	1.35

2003
Fourth Quarter (From December 22, 2004)	$7.95	$6.75

The Washtenaw Group has not paid a dividend to its shareholders though dividends were paid to its former holding company, Pelican Financial, Inc.  Any future dividends will be approved by the Board of Directors.  Because The Washtenaw Group does not conduct any operations other than managing its investment in Washtenaw, it is dependent for income on dividends received from Washtenaw.  Declaration of dividends by the Board of Directors of Washtenaw will depend upon a number of factors, including investment opportunities available to Washtenaw, capital needs, and general economic conditions.  Provisions of the warehouse loan agreement require Washtenaw to meet certain financial covenants and limit the amount of dividends that Washtenaw may pay to us.  For the foreseeable future, Washtenaw plans to reinvest its earnings in its operations, thus limiting the amount of dividends Washtenaw anticipates paying in the future.

See Item 12 and Note 17 to the Consolidated Financial Statements for an equity compensation plan table relating to the Stock Option and Incentive Plan of The Washtenaw Group.

Item 6.  Selected Financial Data

We are providing the following information to aid you in your analysis of The Washtenaw Group.  We derived the financial information presented below from the financial statements of Washtenaw.  Data as of December 31, 2004 and 2003 and for periods ended December 31, 2004, 2003 and 2002 were derived from the audited financial statements of The Washtenaw Group where applicable.  The information is only a summary and you should read it in conjunction with our historical financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this document.

Summary Financial and Other Data

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share information)
Balance Sheet Data:
Cash and cash equivalents	$100	$100	$100	$100	$100
Loans held for sale	68,519	97,688	181,058	216,728	81,416
Securities available for sale	22,234	—	—	—	—
Real estate acquired through foreclosure	1,590	926	1,217	123	85
Mortgage servicing rights	17,241	24,614	13,730	14,825	6,781
Total assets	119,305	131,181	206,773	241,476	94,909
Due to Bank	6,507	11,074	34,849	32,605	12,507
Repurchase agreements	22,390	43,927	82,988	109,595	38,981
Notes payable	59,953	33,212	48,249	70,686	26,024
Total liabilities	103,316	108,976	188,932	224,916	81,988
Shareholders’ equity	15,989	22,204	17,840	16,561	12,921
Shares outstanding (1)	4,488,351	4,488,351	4,463,221	4,463,221	4,463,221
Book value per share	$3.56	$4.95	$4.00	$3.71	$2.89

Other Data:
Number of:

Wholesale/ correspondent lending offices (2)	1	2	2	2	2

Full-time equivalent employees	160	252	203	189	151

(1)                                  Retroactively restated for internal reorganization to reflect The Washtenaw Group for all periods.

(2)                                  California lending office was closed in February 2004.

Summary of Operations

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share information)
Operations Data:
Interest income	$3,912	$12,984	$11,401	$14,681	$7,707
Interest expense	2,980	6,429	5,594	8,394	5,891
Net interest income	932	6,555	5,807	6,287	1,816
Servicing income	8,546	7,535	6,117	2,711	2,610
Gain on sales of mortgage servicing rights and loans, net	7,270	42,772	25,012	26,490	7,016
Other income	983	1,020	664	1,257	791
Mortgage servicing rights amortization and valuation adjustment	5,123	8,054	13,148	4,180	2,077
Other Noninterest expense	22,272	35,408	21,714	21,669	11,125
Income (loss) before provision for income taxes and cumulative effect of change in accounting principle	(9,664)	14,420	2,738	10,896	(969)
Provision for income taxes	(3,257)	4,889	948	3,722	(323)
Income (loss) before cumulative effect of change in accounting principle	(6,407)	9,531	1,790	7,174	(646)
Cumulative effect of change in accounting principle	—	—	413	(420)	—
Net income (loss)	$(6,407)	$9,531	$2,203	$6,754	$(646)

Per Share Data (Basic and Diluted):
Earnings (loss) per share before cumulative effect of change in accounting principle	$(1.43)	$2.14	$0.40	$1.61	$(0.14)
Earnings per share	$(1.43)	$2.14	$0.49	$1.51	$(0.14)
Weighted average number of shares outstanding	4,488,351	4,463,841	4,463,221	4,463,221	4,463,221

Key Operating Ratios

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share information)

Performance Ratios:
Return on average assets	(6.24)%	4.44%	1.26%	3.46%	(0.63)%
Return on average common equity	(34.28)	45.75	12.02	47.15	(4.75)

Mortgage Origination and Servicing Data:
Mortgage loans originated or purchased	$1,197,725	$3,748,138	$2,858,692	$3,145,973	$1,090,551
Mortgage loans sold	1,201,116	3,828,945	2,895,514	2,982,436	1,057,293
Mortgage loans serviced for others	2,063,290	2,717,243	2,061,004	1,186,054	767,139
Book value of mortgage servicing rights	22,558	33,179	22,638	17,680	7,518
Mortgage servicing rights valuation allowance	5,317	8,565	8,908	2,855	737

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

The Washtenaw Group’s earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; fee income from servicing mortgages held by investors; and gains realized on sales of mortgage loans and MSRs.  These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates), as well as changes in the volume of mortgage originations nationwide and prepayments of outstanding mortgages.

While 2003 was a record production year for many companies in the mortgage industry, 2004 was a challenging year.  Typical of the industry, significant contraction occurred after a period of high refinance activity.  In February 2004, Washtenaw made the decision to close its operation center in Walnut Creek, California and extend the hours of operation at its main office in Ann Arbor, Michigan to service the Pacific and Mountain Time zones.

Competition for new loans has increased which resulted in a reduction of loan originations and the profit per loan for Washtenaw.  As the loan brokers struggle to maintain existing loan production levels, Washtenaw will typically see an increase in loans with misrepresentation in varying levels (See “Asset Quality”).  Management will continue to focus on implementing procedures to improve asset quality and thereby reduce the costs associated with loan repurchases.

To address the deterioration in operating performance, management has initiated plans to: (a) consolidate departments and cross train employees to further reduce employee headcount; (b) rationalize and reduce capital expenditures to more closely align capital spending with expected incremental loan production volume; (c) consider alternative loan sale mechanisms to improve profit margin per loan; (d) implement technological tools and provide further training to its loan underwriters to reduce future loan repurchases; and (e) implement a number of other cost reduction initiatives.

If The Washtenaw Group is not successful, and possibly even if it is successful, in implementing these actions, it may continue to experience operating losses, which would hinder the it’s ability to pay down existing indebtedness, fund future growth and provide returns to stockholders.

SPIN-OFF

On December 31, 2003, Pelican Financial, Inc. the former parent company of The Washtenaw Group distributed all of the outstanding shares of The Washtenaw Group to the holders of Pelican Financial common stock on a share for share basis based on Pelican Financial shareholders of record on December 22, 2003.  Upon completion of the distribution on December 31, 2003, Washtenaw was no longer a subsidiary of Pelican Financial.  Certain individuals serve as officers of both Washtenaw and Pelican Financial.  Washtenaw will pay their salaries and all other compensation.   Effective upon the spin-off, Pelican Financial and Washtenaw entered into a Transitional Services Agreement (“TSA”).  Pelican Financial will reimburse Washtenaw, in accordance with the TSA, for time spent on Pelican Financial matters.  Prior to the distribution, Pelican did not reimburse Washtenaw for these services.  After the distribution, officers and other employees providing services to both companies will be required to maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.  See Note 2 to the consolidated financial statements for more information.

RELATED PARTY TRANSACTIONS

During the periods covered by this 10-K, Washtenaw entered into various transactions with Pelican National Bank, which is affiliated by common ownership.  Pelican National is a wholly owned subsidiary of Pelican Financial.  These transactions were primarily the sale of loans, the servicing of loans, the establishment of custodial accounts on deposit and the participation of Pelican National in Washtenaw’s “loans held for sale” portfolio.  Neither party was contractually obligated to continue the transactions in the future.

During the year ended December 31, 2004, Pelican Financial paid Washtenaw $151,717 as part of the TSA.  Prior to the distribution, Pelican did not reimburse Washtenaw for these services.

During the years ended December 31, 2004, 2003 and 2002, Washtenaw sold loans to Pelican National Bank totaling $356,550 $15,730,311 and zero, respectively.  The sales were executed at current market prices determined by obtaining bids for the same loans from independent third parties and resulted in a gain of $7,259, $170,829 and zero, respectively.

During the years ended December 31, 2004, 2003 and 2002, Washtenaw received servicing income and loan underwriting fees from Pelican National Bank of $38,371, $104,761 and $77,208, respectively.  Washtenaw sub-serviced a portion of Pelican National Bank’s residential mortgage loan portfolio to take advantage of the economies of scale in Washtenaw’s loan servicing department.

Washtenaw established and maintained non-interest bearing escrow and custodial funds aggregating approximately zero, $63,469,501 and $73,564,542 at Pelican National Bank at December 31, 2004, 2003 and 2002, respectively.  These custodial funds are not assets of Washtenaw and are excluded from the consolidated financial statements.

Pelican National provided a secured borrowing for a portion of Washtenaw’s loans held for sale in 2002.  The outstanding balance at December 31, 2002 was $5,174,618.  During the year ended December 31, 2002, Washtenaw paid Pelican National Bank $568,288 in related interest expense.  This transaction was intended to take advantage of Pelican National Bank’s excess liquidity and provide a higher yielding short term asset than federal funds sold.

At December 31, 2003 Washtenaw was a guarantor on a loan for Pelican Financial in the amount of $291,665.  The guaranty was secured by a blanket pledge of the servicing portfolio.  The loan was paid in full in January 2004.

TECHNOLOGY

Washtenaw tries to offer its customers and employees the latest in technology in a cost effective manner.  The focus of the Information Technology Department during 2004 was to enhance our internal and external systems to improve data flow and automation.  As a result, several major projects were completed including the enhancement of Washtenaw Mortgage’s online submission technology.  The enhancement further automates the loan underwriting process and allows for greater loan originations capacity.  During 2004, the following significant projects were completed:

•                  Upgraded on-line submission software which also allowed for a new browser based loan underwriting system.

•                  System changes to accommodate the team approach to underwriting.

•                  Converted closing document preparation model which lays the groundwork for a new online closing system.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Management evaluates its estimates and judgments on an on-going basis.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estmates under different assumptions or conditions.

The accounting policies that have the greatest impact on Washtenaw’s financial condition and results of operations and that require the most judgment are those relating to its mortgage activities, as well as litigation and claims.  Washtenaw’s critical accounting policies involve accounting for gains on sales of loans and MSRs, valuation and amortization of MSRs, accounting for loan interest rate risk management activities, accounting for litigation and claims against Washtenaw and the estimating the liability for losses on loan repurchases.

Gain on Sale of Loans and Mortgage Servicing Rights

Washtenaw securitizes substantially all of the mortgage loans it produces in exchange for all of the beneficial interests in the resulting securities, and the Company sells those securities on a regular basis in the secondary mortgage market. By-products of those securitizations are MSRs, which Washtenaw generally either holds as long-term investment or sells immediately.

Loans held for sale are carried at the lower of cost or fair value, in the aggregate.  Fair value is based on outstanding sales commitment prices for the related loans or stated market prices for similar loans in normal market outlets used by Washtenaw.  MSRs are initially included in the carrying value of loans held for sale.  Upon the sale of loans on a servicing retained basis, the servicing rights are established as a separate asset.  Gains or losses realized on loan sales are recorded at the settlement date, which is the date the sales price is received and control of the loan has been surrendered to the buyer.  Gains or losses realized on the sale of servicing rights are recorded when title and substantially all risks and rewards of ownership have passed to the buyer, and any protection provisions retained by Washtenaw (such as refunding sales premiums upon prepayment of the related loans within 90-120 days of sale) are minor and can be reasonably estimated.

The following table shows the components of the gain on sales of mortgage servicing rights and loans:

	December 31,
	2004	2003	2002
Gain/(loss) on derivative activity	$1,131,723	$1,008,231	$(2,158,662)
Gain on sale of loans	5,571,365	35,906,619	25,239,859
Gain on sale of servicing	567,048	5,857,439	1,931,183
Gain on sales of mortgage servicing rights and loans	$7,270,136	$42,772,289	$25,012,380

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

The most significant assumption Washtenaw uses to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates.  Prepayments will increase or decrease in correlation with market interest rates, and actual prepayments generally differ from our initial estimates. If actual prepayment rates are different than Washtenaw originally estimated, Washtenaw may receive less mortgage servicing income, which could reduce the value of our mortgage servicing rights. Washtenaw periodically evaluates its mortgage servicing rights for impairment, which is measured as the excess of carrying value over fair value of each stratum of MSR. In the event of impairment, the adjustment is recognized in Washtenaw’s consolidated statements of operations.

Other assumptions, including discount rates and loan servicing costs, are used to estimate the fair value of MSRs.  These assumptions do not generally fluctuate from period to period to the same degree as prepayment rates, and the fair value of MSRs is less sensitive to changes in these assumptions.

Since prepayments will increase or decrease in correlation with market interest rates on mortgage loans, the following table shows the sensitivity of the value of MSRs at December 31, 2004 to changes in mortgage interest rates:

Fair value of mortgage servicing rights	$18,204,678
Mortgage interest rate decrease of:
25 basis points	15,647,459
50 basis points	14,237,778
75 basis points	11,947,047
100 basis points	10,184,945
Mortgage interest rate increase of:
25 basis points	18,995,452
50 basis points	20,757,553
75 basis points	23,929,335
100 basis points	27,982,168

The following table shows the sensitivity of the value of MSRs at December 31, 2004 to changes in prepayment rates:

Fair value of mortgage servicing rights	$18,204,678
Decrease of:
25% in prepayment rates	19,291,532
50% in prepayment rates	20,880,122
Increase of:
25% in prepayment rates	17,135,736
50% in prepayment rates	16,134,180

Loan Interest Rate Risk Management Activities

Washtenaw utilizes derivatives extensively in connection with its interest rate risk management activities.  Washtenaw is exposed to interest rate risk on loans held for sale and the pipeline of loans in process.  As market rates increase or decrease, the market value of loans held for sale and loans in process will decline or increase.  To offset this interest rate risk, Washtenaw enters into derivatives, including U.S. Treasury Options and forward contracts to deliver loans and mortgage backed securities.  In accordance with SFAS 133, all derivative instruments are recorded at fair value.  Accordingly, U.S. Treasury options and forward contracts are carried at fair value, as determined by the amount payable or receivable to/from the counterparty as if the derivatives were settled at the balance sheet date.  The fair value of the forward sales contracts and U.S. Treasury options are based on the end of the period pricing from Bloomberg.

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

Estimate of Losses on Future Loan Repurchases

In Washtenaw’s business, loan repurchases are an inherent risk that cannot be eliminated.  It has been Washtenaw’s experience that repurchased loans typically result in an ultimate loss to Washtenaw.  As loans are sold, a liability is recorded for the estimated fair value of repurchase obligations, based on historical loss experience on loans repurchased by Washtenaw.  The liability is stratified by year of sale.  Upon receipt of loan repurchase requests, Washtenaw allocates an expected loss for each loan against the existing liability and the liability is adjusted as estimated losses on repurchase requests differ from the original estimate.  Washtenaw determines expected loss on repurchase requests based on estimated collateral values derived from appraisals, purchase offers and other evaluations of the property by management, or based on historical experience when the property value is not available or is in question.  As the repurchase process progresses, Washtenaw continues to evaluate the underlying collateral, and adjust the liability for loss for any changes in loss estimates.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

General.  For the year ended December 31, 2004, net loss totaled $6.4 million compared to net income of $9.5 million for the same period in 2003. The decrease in the net income was primarily attributable to the decreased mortgage loan production and continued losses on loan repurchases and other real estate.

Loan Production.  For the years ended December 31, 2004 and 2003 loan production totaled $1.2 billion and $3.7 billion respectively.  This represents a decrease of $2.5 billion or 68%.  During 2004, interest rates on mortgage loans increased slightly and the result has been a significant decrease in loan production activity since that time.

Net Interest Income.  For the year ended December 31, 2004, net interest income was $932,000, compared to $6.6 million for the year ended December 31, 2003, a decrease of $5.6 million or 86%. This decrease was primarily due to the decrease in average balance of loans held for sale and an increase in borrowing costs.  Washtenaw borrowings are at variable rates tied to the Federal Funds Rate (“fed funds”).  The fed funds rate increased several times in 2004 starting at 1.00% and ending at 2.25%.  The rate remained constant during 2003.

Noninterest Income.  For the year ended December 31, 2004, noninterest income was $16.8 million, compared to $51.3 million for the year ended December 31, 2003, a decrease of $34.5 million or 67%. This decrease was primarily due to the decrease in the gain on sales of MSRs and loans resulting from a decrease in new loan originations during the period ended December 31, 2004.  In addition, the gains on sales of MSRs and loans was affected by reduced profit margins on each new loan origination as a result of the current interest rate environment. For information on the breakdown of gains on sales of loans and MSRs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Gain on Sales of Loans and Mortgage Servicing Rights.”

Loan Servicing.  At December 31, 2004 and 2003, Washtenaw serviced $2.1 billion and $2.9 billion of loans, respectively.  Washtenaw had an agreement to sell the servicing rights related to mortgage loan production on a monthly basis. This agreement expired in November 2004.  Washtenaw will be retaining the majority of its servicing and sell the servicing rights in periodic bulk sales. During the twelve months ended December 31, 2004, Washtenaw was selling approximately 50% of its MSRs under this agreement.  The remainder of the loan servicing rights created are retained in the mortgage loan servicing portfolio.  At December 31, 2004 and 2003, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.  Service fee income, net of amortization, for the years ended December 31, 2004, 2003 and 2002 was, $1.3 million $1.2 million, and $1.6 million, respectively.

Noninterest Expense.  For the year ended December 31, 2004 and 2003, noninterest expense was $27.4 million and $43.5 million, respectively, a difference of $16.1 million between the comparable periods. This decrease was primarily due to a decrease in compensation and employee benefits of $10.9 million, an increase in the favorable adjustment in the valuation of mortgage loan servicing rights of $3.9 million, and a decrease in the provision for loan repurchases of $1.6 million.  The decrease in employee compensation and benefits was the result of a decrease in operations staff due to attrition, layoffs, closing the operations center in California, a reduction in overtime expense, a reduction in commission compensation paid to the sales staff and the reduction in management bonus compensation. Washtenaw’s management receives bonus compensation based on the profitability of the company.  During the year ending December 31, 2004 Washtenaw recorded a loss and as a result there was no bonus compensation expense as compared to $4.3 million in bonus compensation expense for the same periods in 2003.  The favorable mortgage servicing valuation adjustment for the year was due to an increase in mortgage interest rates during the period, resulting in decreases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates. The decrease in the provision for loan repurchases is primarily the result of less accruals recorded to the liability for potential and actual loan repurchases.  This is due to the reduction in new loan production as well as a decrease in number of new requests received from 133 in 2003 to 115 in 2004.

Provision for Income Taxes.  For the years ended December 31, 2004 and 2003, the provision for income taxes was a benefit of $3.3 million and an expense of $4.9 million, respectively, a difference of approximately $8.2 million between the comparable periods.  The decrease was due to the loss incurred during 2004.  The effective tax rate for both periods was constant at 34%.

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002

General.  For the year ended December 31, 2003, net income totaled $9.5 million compared to net income of $2.2 million for the same period in 2002. The increase in the net income was primarily attributable to the increased mortgage loan production and the decrease in the mortgage loan servicing rights valuation adjustment.

Loan Production.  For the years ended December 31, 2003 and 2002 loan production totaled $3.7 billion and $2.8 billion respectively.  This represents an increase of $900 million, or 32%.  Mortgage interest rates reached the lowest levels in recent history which allowed for large quantities of refinancing.  At December 31, 2003, the balance of loans with interest rates locked with Washtenaw totaled $106 million.  During the latter part of 2003, interest rates on mortgage loans increased resulting in a decrease in loan production activity since that time.

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

Noninterest Income.  For the year ended December 31, 2003, noninterest income was $51.3 million, compared to $31.8 million for the year ended December 31, 2002, an increase of $19.5 million, or 61%. This increase was primarily due to increases in the gain on sales of mortgage servicing rights and loans and servicing income.  These increases were primarily due to the increase in new loan originations, which allowed for an increase in loans sold to the secondary market during the period ended December 31, 2003.  For the year ended December 31, 2003, Washtenaw sold $3.8 billion in mortgage loans to the secondary market compared with $2.9 billion during the preceding period.  The low mortgage interest rates allowed Washtenaw to increase the profit margin on all new loan originations during 2003.  A refinancing environment caused by low interest rates provides wholesale mortgage companies the ability to increase their profit margin.  This is due to loan brokers and correspondents focusing on the service of the loans and less on the price that will be paid by the wholesale mortgage company.  For information on the breakdown of gains on sales of loans and MSRs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Gain on Sales of Loans and Mortgage Servicing Rights.”

Loan Servicing.  At December 31, 2003 and 2002, Washtenaw serviced $2.9 billion and $2.3 billion of loans.  Washtenaw has retained the servicing on a portion of its new production to offset the normal portfolio runoff that occurs when mortgage interest rates decline.  This includes both fixed and variable rate conventional loans as well as loans insured by the Ginnie Mae.  At December 31, 2003 and 2002, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.  Service fee income, net of amortization, for the years ended December 31, 2003, 2002 and 2002 was $1.2 million, $1.6 million and $649,000 respectively.  The decrease in net service fees is due to the increase in amortization exceeding the increase in gross service fee income.  This is the result of the low interest rates causing an increase in actual and expected prepayments, which are used to determine the amortization rate.

Noninterest Expense.  For the year ended December 31, 2003 and 2002, noninterest expense was $43.5 million and $34.9 million, respectively, a difference of $8.6 million between the comparable periods. This increase was primarily due to an increase in compensation and employee benefits of $7.1 million, an increase in the amortization of mortgage loan servicing rights of $1.8 million, and an increase in the provision for loan repurchases of $5.3 million.  These were offset by a decrease in the mortgage loan servicing rights valuation adjustment of $6.8 million.  The increase in employee compensation and benefits was primarily the result of an increase in personnel and overtime as well as a increase in total commissions paid to the existing sales force as a result of the increase in new loan originations.  Washtenaw’s sales force is comprised primarily of commission based business consultants who are paid a percentage of the loan production from their customers.  In addition, Washtenaw’s management receives bonus compensation based on the profitability of the company.  Washtenaw’s pre-tax earnings, which is the factor used to calculate bonus compensation, was significantly lower in 2002.  The amortization of mortgage loan servicing rights increased due to the increase in the servicing portfolio and the increase in the amortization rate due to the lower interest rates.  The increase in the provision for loan repurchases is primarily the result of additional accruals recorded to increase the liability for potential and actual loan repurchases.  This was due to increase in new loan production and an increase in new repurchase requests.  The MSRs valuation adjustment decreased due to the large valuation adjustments previously recorded.  The largest decrease in servicing value occurs when the borrower, due to the reduction in interest rates, is first able to refinance and reduce their loan payment.  In addition, the lower interest rates decreased the value of the new servicing assets recorded during 2003 which resulted in a reduced valuation adjustment as interest rates decreased during the first half of the year.  Also, interest rates increased during the second half of the year relative to the rates available in May, June and July, which resulted in a positive valuation adjustment during the quarters ended September 30, 2003 and December 31, 2003.

Provision for Income Taxes.  For the years ended December 31, 2003 and 2002, the provision for income taxes was $4.9 million and $948,000, respectively, a difference of approximately $4.0 million between the comparable periods.  The increase was due to increased pre-tax income.  The effective tax rate for both periods was constant at 34%.

Contractual Obligations

The following table provides information about Washtenaw’s contractual obligations as of December 31, 2004.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term Borrowings (1)	$88,850,403	$88,850,403	$—	$—	$—

Long-Term Debt	—	—	—	—	—

Capital Lease Obligations	—	—	—	—	—

Operating Leases	1,778,669	471,450	962,469	344,750	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—

Total	$90,629,072	$89,321,853	$962,469	$344,750	$—

(1)                                  Short-term borrowings include due to bank, notes payable and repurchase agreements.

OFF-BALANCE SHEET ARRANGEMENTS

Commitments – See Note 7 to the consolidated financial statements regarding loan origination and sales commitments

Reinsurance Agreement - See Note 16 to the consolidated financial statements regarding reinsurance agreements

FINANCIAL CONDITION

The following is a discussion of the consolidated balance sheet of Washtenaw.

ASSETS

At December 31, 2004, total assets of Washtenaw equaled $119.3 million as compared to $131.2 million at December 31, 2003. The decrease is primarily due to the changes in the balance of loans held for sale, mortgage servicing rights and offset by the addition of securities available for sale.

Loans Held for Sale

Loans held for sale were $68.5 million at December 31, 2004 compared to $97.7 million at December 31, 2003.  The decrease was caused by the various levels of refinance activity at Washtenaw resulting from the changes in mortgage interest rates.  Throughout 2004, mortgage interest rates were higher relative to recent history, and loan production declined.

Securities Available for Sale

Securities available for sale were $22.2 million at December 31, 2004.  During the fourth quarter in 2004, Washtenaw initiated a strategy to hold or buy in the open market variable rate mortgage-backed securities.  The securities were primarily obtained in a securitization of loans held for sale in exchange for 100% of the beneficial interests in the form of mortgage backed securities.  The securities are pledged as collateral for repurchase agreements used to fund the mortgage-backed securities.  Management uses various derivative instruments to hedge the interest rate risks that exists.  The risk is due to the duration of the repurchase agreements being different than the related time until the underlying loans in the mortgage-backed securities reach their adjustment date.

Mortgage Servicing Rights

Total MSRs were $17.2 million at December 31, 2004, a $7.4 million decrease from $24.6 million at December 31, 2003.  The primary reason for the decrease is due to the mortgage servicing portfolio decreasing from $2.9 billion at December 31, 2003 to $2.1 billion at December 31, 2004.  This is the result of bulk servicing sales totaling $936 million in the twelve months ended December 31, 2004. The MSRs asset was decreased by $14.5 million as a result of bulk and other sales.  Also, $5.6 million of amortization and impairment valuation adjustments were recorded for the year ended December 31, 2004.  This decrease was offset by the addition of $12.8 million of MSRs retained during 2004.

In April 2004, Washtenaw began hedging a portion of its mortgage loan servicing portfolio.  Management has used ten-year treasury futures contracts and ten-year treasury put and call options to hedge against the reduction in the value of the MSRs due to a decline in mortgage interest rates.  The derivative instruments were purchased to protect between 20% and 25% of the servicing rights that can be hedged against declining interest rates.  All fixed rate loan servicing may be hedged, while arms and balloons are not.  The MSR valuation adjustment for the twelve months ended December 31, 2004, included recognized a favorable MSRs valuation adjustment of $1.6 million.  During the same period, Washtenaw recognized a $540,000 favorable adjustment on MSRs hedging activity.

Washtenaw intends to sell approximately $300 to $700 million in Mortgage servicing rights during the quarter ended March 31, 2005.  Management anticipates this will reduce the mortgage servicing rights asset by approximately $3.0 to $7.0 million at the sale date.  At the time of the sale, management will reduce its hedge position accordingly in an effort to hedge the same overall percentage of the MSRs.

LIABILITIES

At December 31, 2004, the total liabilities of Washtenaw were $103.3 million as compared to $109.0 million at December 31, 2003. The decrease was primarily due to changes in due to bank, notes payable, and repurchase agreements.  These changes occur due to increases in the interest rates available for residential mortgage loans resulting in decreased loan production.

Due to Bank

Due to bank was $6.5 million at December 31, 2004 compared to $11.1 million at December 31, 2003.  The fluctuations were due to changes in mortgage loan production.  Due to bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented to and cleared by the bank.

Notes Payable

Notes payable was $59.9 million at December 31, 2004 compared to $33.2 million at December 31, 2003.  The increase was primarily the result of Washtenaw’s reliance on the warehouse line as opposed to repurchase agreements to fund its loan originations.  This is due to the improved cost of funds available resulting from the custodial deposits now held by the warehouse lender.  Previously, Washtenaw made greater use of repurchase agreements, as these were the lowest cost of funds available.

Repurchase Agreements

Repurchase agreements were $22.4 million at December 31, 2004 compared to $43.9 million at December 31, 2003.  The decrease in the repurchase agreements were primarily the result of the changes in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, much like the notes payable balance, the repurchase agreements balance will move in correlation to the loans held for sale balance. As described above, Washtenaw began using its warehouse line as the primary source of funds for loan originations and as a result was making use of only $1.0 million to fund the loans held for sale at December 31, 2004.

Washtenaw used repurchase agreements to fund its securities available for sale.  Out of the $22.4 million in total repurchase agreements $21.4 million is borrowed to fund Washtenaw’s securities available for sale.  The repurchase agreements have various maturity dates all within 30 days of the period end.

Other Liabilities

Other liabilities were $8.0 million at December 31, 2004 compared to $12.2 million at December 31, 2003.  This decrease was due to a decrease in accrued salaries, taxes payable, repurchase obligations and fees on loans due Fannie Mae.  Accrued salaries decreased $1.3 million due to the reduction in management bonuses earned during the year.  At December 31, 2003, a portion of bonuses earned related to the 2003 performance of Washtenaw had not been paid.  At December 31, 2004 no bonuses were accrued as none were earned due to the losses incurred. The decrease in taxes payable were a reflection of normal fluctuations caused by operational activity.  The liability recorded for repurchase obligations for December 31, 2004 and December 31, 2003 was $3.0 million and $3.7 million, respectively.  The decrease reflects the decrease in repurchase requests Washtenaw has received during the periods presented as well lower current year loan volume.  For further information related to the repurchase obligations, see the previous discussion under “Critical Accounting Policies”.  The fees on loans due Fannie Mae decreased $1.6 million as a result of the decrease in loan production.  Fannie Mae charges Washtenaw various fees at the loan level for certain type of loans based on the risk characteristics of the particular loan.  The reduction is due to the reduced volume of loans sold to Fannie Mae during the year ending December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability or the financial flexibility to manage future cash flows fund operations on a timely and cost-effective basis.  The Washtenaw Group’s primary source of funds is dividends paid by Washtenaw Mortgage.

Washtenaw’s sources of cash flow include cash from gains on sale of mortgage loans and servicing, payments on securities available for sale, net interest income, servicing fees, and borrowings.  Washtenaw sells its mortgage loans generally on a monthly basis to generate cash for operations.  Washtenaw’s uses of cash in the short-term include the funding of mortgage loan purchases and originations and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes, loan repurchases and capital expenditures.  Long-term uses of cash may also include the funding of securitization activities or portfolios of loan or servicing assets.

Washtenaw funds its business through the use of a warehouse line of credit and the use of repurchase agreements.  The warehouse line of credit has a limit of $80.0 million and $10.0 million represents a servicing advance sublimit.  Borrowing pursuant to the warehouse line of credit totaled $59.9 million at December 31, 2004 and $33.2 million at December 31, 2003, which included advances on the servicing sublimit of $8.3 million and zero for the aforementioned periods, respectively.  The interest rate on the warehouse line of credit is the fed funds rate plus 1.50%, resulting in an effective rate of 3.75% at December 31, 2004.  At December 31, 2003, the interest rate on the warehouse line of credit was the fed funds rate plus 1.25% resulting in an effective rate of 2.50%.  The warehouse line of credit is payable on demand.  The terms of the warehouse line of credit impose certain limitations on the operations of Washtenaw.  Pursuant to the warehouse line of credit, Washtenaw must maintain a minimum servicing portfolio of $1.0 billion, a minimum net worth of $12.0 million plus 50% of net income, calculated in accordance with U.S. generally accepted accounting principles, and a minimum adjusted tangible net worth of $14.0 million plus 50% of net income.  Washtenaw must also maintain a ratio of total indebtedness to adjusted tangible net worth of no more than ten to one and maintain a ratio of adjusted total indebtedness to adjusted tangible net worth of no more than one to one.  For purposes of the warehouse line of credit, adjusted tangible net worth is defined as the excess of total assets over total liabilities, with certain additions and subtractions as specified in the warehouse line of credit agreement, primarily related to MSRs and deferred taxes.  As of December 31, 2004, Washtenaw’s servicing portfolio totaled $2.1 billion, net worth calculated in accordance with U.S. generally accepted accounting principles was $16.2 million and adjusted tangible net worth was $17.4 million.  Washtenaw’s ratio of total indebtedness to adjusted tangible net worth was 4.29 and adjusted total indebtedness to adjusted tangible net worth was 0.47.  Washtenaw met all of these covenants during all time periods reported.  The maturity date of the warehouse line agreement is May 1, 2005.

Washtenaw continues to consider other alternatives permitted by the Company’s credit agreement to improve liquidity. These actions include, but are not limited to, factoring of accounts receivable and establishing a line of credit collateralized by its outstanding real estate owned.

Washtenaw is also attempting to manage its liquidity requirements through the prudent use of its cash resources, effective management of working capital and capital expenditures and periodic sales of mortgage servicing rights.

Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase.  These agreements typically have terms of less than 90 days and are treated as a source of financing.  The weighted average interest rate on these agreements to repurchase was 3.15% at December 31, 2004, and 1.90% at December 31, 2003.

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

Washtenaw generally grants commitments to fund mortgage loans for up to 60 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At December 31, 2004 and December 31, 2003, Washtenaw had outstanding rate-lock commitments to lend of $52.7 million and $106.0 million, respectively for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of December 31, 2004 and December 31, 2003, Washtenaw had outstanding commitments to sell $64.9 million and $122.9 million of mortgage loans, respectively.  These commitments will be funded within 90 days.

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

The following table provides information about Washtenaw’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004.  Loans held for sale, are shown in the period in which they are expected to be sold.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 12/31/2004

	(Dollars in Thousands)
Rate sensitive assets:
Fixed interest rate loans held for sale	$50,520	—	—	—	—	—	$50,520	$51,362
Average interest rate	6.06%	—	—	—	—	—
Variable interest rate loans held for sale	$17,999	—	—	—	—	—	$17,999	$18,057
Average interest rate	4.98%	—	—	—	—	—
Securities available for sale	—	—	12,771	—	9,463	—	$22,234	$22,234
Average interest rate	—	—	3.79%	—	4.44%	—
U.S. Treasury Options	—	—	—	—	—
Notional amount	$53,900	—	—	—	—	—	$53,900	$155
Weighted average strike price	0.33%	—	—	—	—	—
Loan Rate Lock Commitments	—	—	—	—	—	—
Notional amount	$52,741	—	—	—	—	—	$52,741	$103
Weighted average interest rate	5.97%	—	—	—	—	—

Rate sensitive liabilities:	—	—	—	—	—
Notes payable	$59,952	—	—	—	—	—	$59,952	$59,952
Average interest rate	3.85%	—	—	—	—	—
Repurchase agreements	$22,390	—	—	—	—	—	$22,390	$22,390
Average interest rate	2.53%	—	—	—	—	—
Forward Loan Sales Contracts	—	—	—	—	—	—
Notional amount	$64,952	—	—	—	—	—	$64,952	$11
Weighted average sales price	100.87%	—	—	—	—	—

Item 8.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

The Washtenaw Group, Inc.

Ann Arbor, Michigan

We have audited the consolidated balance sheets of The Washtenaw Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with US generally accepted accounting principles.

/s/Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

February 4, 2005

Grand Rapids, Michigan

THE WASHTENAW GROUP, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and cash equivalents	$100,000	$100,000
Accounts receivable, net	7,107,462	5,340,932
Loans held for sale	68,518,733	97,687,823
Securities available for sale	22,234,244	—
Mortgage servicing rights, net	17,240,953	24,614,381
Other real estate owned	1,589,591	925,839
Premises and equipment, net	1,678,252	1,480,988
Other assets	835,787	1,030,653

	$119,305,022	$131,180,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to bank	6,507,279	11,074,372
Notes payable	59,952,788	33,211,685
Repurchase agreements	22,390,336	43,926,901
GNMA repurchase liability	6,465,538	8,599,700
Other liabilities	8,000,486	12,162,996
Total liabilities	103,316,427	108,975,654

Shareholders’ equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 9,000,000 shares authorized 4,488,351 outstanding at December 31, 2004 and 2003	44,884	44,884
Additional paid in capital	2,006,816	1,955,932
Retained earnings	13,797,423	20,204,146
Accumulated other comprehensive income	139,472	—
Total Shareholders’ equity	15,988,595	22,204,962

	$119,305,022	$131,180,616

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Interest income	$3,912,206	$12,983,856	$11,400,554
Interest expense	2,980,323	6,429,429	5,593,984
Net interest income	931,883	6,554,427	5,806,570

Noninterest income
Servicing income	8,545,895	7,534,998	6,117,236
Gain on sales of mortgage servicing rights and loans, net	7,270,136	42,772,289	25,012,380
Other income	982,559	1,019,929	663,618
Total noninterest income	16,798,590	51,327,216	31,793,234

Noninterest expense
Compensation and employee benefits	10,437,371	21,431,079	14,353,581
Occupancy and equipment	1,833,958	1,681,847	1,219,234
Telephone	303,153	561,375	507,952
Postage	481,243	736,716	624,498
Legal	506,858	382,169	515,944
Amortization of mortgage servicing rights	7,290,696	6,319,081	4,531,997
Mortgage servicing rights valuation adjustment	(2,167,904)	1,734,698	8,616,240
Loss and provision for loss on loan repurchases and other real estate	5,492,082	7,139,693	1,859,034
Other noninterest expense	3,217,404	3,475,082	2,633,504
Total noninterest expense	27,394,861	43,461,740	34,861,984

Income (loss) before income taxes and cumulative effect of change in accounting principle	(9,664,388)	14,419,903	2,737,820

Income tax expense (benefit)	(3,257,665)	4,888,461	947,966

Income (loss) before cumulative effect of change in accounting principle	(6,406,723)	9,531,442	1,789,854

Cumulative effect of change in accounting principle, net of tax	—	—	413,449

Net income/(loss)	$(6,406,723)	$9,531,442	$2,203,303
Basic and diluted earnings/(loss) per share before cumulative effect of change in accounting principle	$(1.43)	$2.14	$0.40
Per share cumulative effect of change in accounting principle	—	—	0.09
Basic and diluted earnings/(loss) per share	$(1.43)	$2.14	$0.49

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2004, 2003 and 2002

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at January 1, 2002	4,463,221	$44,632	$1,956,184	$14,559,832	$—	$16,560,648

Net income and comprehensive income				2,203,303		2,203,303

Cash dividend ($0.21 per share)				(923,603)		(923,603)

Balance at December 31, 2002	4,463,221	44,632	1,956,184	15,839,532		17,840,348

Net income and comprehensive income				9,531,442		9,531,442

Cash dividend ($1.15 per share)				(5,166,828)		(5,166,828)

Issue common shares to parent company prior to spin-off	25,130	252	(252)			—

Balance at December 31, 2003	4,488,351	44,884	1,955,932	20,204,146		22,204,962

Net loss				(6,406,723)		(6,406,723)

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale					139,472	139,472
Comprehensive income (loss)						(6,267,251)

Stock option compensation expense			50,884			50,884

Balance at December 31, 2004	4,488,351	$44,884	$2,006,816	$13,797,423	$139,472	$15,988,595

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income/(loss)	$(6,406,723)	$9,531,442	$2,203,303

Adjustments to reconcile net income to net cash from operating activities
Cumulative effect of change in accounting principle	—	—	(413,449)
Stock option compensation expense	50,884	—	—
Amortization of mortgage servicing rights	7,290,696	6,319,081	4,531,997
Mortgage servicing rights valuation adjustment	(2,167,904)	1,734,698	8,616,240
Depreciation and amortization of securities, net	612,237	464,124	370,813

Gain on sales of mortgage servicing rights and loans, net	(7,270,136)	(42,772,289)	(25,012,380)

Purchases and origination of mortgage loans held for sale	(1,197,724,757)	(3,748,138,220)	(2,858,691,956)
Proceeds from sale of mortgage loans held for sale	1,201,116,405	3,828,945,043	2,895,514,145

Changes in assets and liabilities that (used) provided cash Accounts receivable and other assets	(1,118,017)	3,080,209	(1,489,657)
Other liabilities	(4,162,510)	(2,083,457)	2,675,761
Net cash provided by operating activities	(9,779,825)	57,080,631	28,304,817

Cash flows from investing activities
Proceeds from sales of mortgage servicing rights	15,115,116	26,397,425	21,164,700
Purchase of securities available for sale	(4,499,526)	—	—
Other real estate owned, net	(663,753)	291,527	(1,094,678)
Property and equipment expenditures	(809,458)	(729,349)	(652,204)
Net cash provided by investing activities	9,142,379	25,959,603	19,417,818

Cash flows from financing activities
Increase (decrease) in due to bank	(4,567,093)	(23,774,644)	2,244,114
Cash dividends	—	(5,166,828)	(923,603)
Increase (decrease) in notes payable due on demand	26,741,104	(15,037,669)	(22,436,467)
Decrease in repurchase agreements	(21,536,565)	(39,061,093)	(26,606,679)
Net cash provided (used) by financing activities	637,446	(83,040,235)	(47,722,635)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of year	100,000	100,000	100,000

Cash and cash equivalents at end of year	$100,000	$100,000	$100,000

Supplemental cash disclosures
Interest paid	$3,017,876	$6,459,864	$5,706,984
Income taxes paid	—	5,386,926	2,020,000

Non-cash investing activities
Loans recorded (relieved) under GNMA repurchase option	(2,134,162)	458,829	8,140,471
Loans transferred to securities in securitizations	17,523,439

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

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures and actual results could differ from those estimates.  The fair value of financial instruments including derivatives, the valuation of mortgage servicing rights, the valuation of loans held for sale, the liability for loan repurchases and the status of contingencies are particularly subject to change.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in bank accounts.  Bank balances in a book overdraft are shown in the accompanying balance sheet as due to bank.  Net cash flows are reported for short term borrowings.

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

The line item in the balance sheet included $2.4 million and $690,189 at December 31, 2004 and 2003 of receivables from sales of mortgage servicing rights.  Further, the line item was net of an allowance for doubtful accounts and minor contingencies of $80,431 and $51,184 at December 31, 2004 and 2003.

Loans Held for Sale and Related Derivatives:

Loans held for sale include deferred origination fees and costs and are stated at the lower of cost or fair value in aggregate.  The fair value of mortgage loans held for sale is based on market prices and yields at the end of the period in normal market outlets used by Washtenaw.

Washtenaw purchases derivatives that include U.S. Treasury options and forward contracts to deliver loans and mortgage-backed-securities.  Treasury options and forward contracts are used to manage interest rate risk on loans held for sale and the pipeline of loans in process.  The loans held for sale are generally sold into the forward contracts.  U.S. Treasury options and forward contracts are carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as effective hedges.  Additionally, we enter into commitments to originate loans for which the interest rate is determined prior to funding (rate lock commitments). Beginning July 1, 2002, rate lock commitments on loans held for sale are considered to be derivatives. At the time of interest rate lock commitment, no gain or loss is recognized. Any subsequent changes in fair value are recorded in earnings. Fair value is determined based on the effect that changes in market interest rates subsequent to the commitment date have on the value of the related loan.  The fair value of derivatives are included in other assets and other liabilities and the fair value adjustment to the carrying amount of effectively hedged loans is included with the balance of loans held for sale until the loans are sold.  Changes in the fair value of derivatives and the offsetting change in fair value of hedged loans held for sale is included in gain on sales of mortgage servicing rights and loans, net.

Securities:

Debt securities are classified as available for sale.  Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as other comprehensive income until realized.

Beginning in 2004, Washtenaw has securitized loans in exchange for 100% of the beneficial interest in the form of mortgage backed securities.  Since all beneficial interests are retained by Washtenaw, these transactions are not sales and no gain or loss is recorded.  The carrying value of the securitized loans, net of amounts allocated to mortgage servicing rights, is transferred to securities available for sale.

Realized gains or losses on the sales of securities available for sale are based on the specific identification method.  Premiums and discounts on securities are amortized to expense and accreted to income over the life of the securities using the interest method without considering pre-payments.  Declines in the fair value of securities below cost that are other than temporary are reflected as losses in the income statement.

GNMA Repurchase Option and Liability:

Under the agreement to sell loans to GNMA, Washtenaw has the option, but not an obligation, to repurchase sold loans that have defaulted.  Since Washtenaw has gained the ability to control the defaulted loans, the loans are recorded as an asset and a repurchase liability at the repurchase price.  As of December 31, 2004 and 2003, Washtenaw had $6,465,538 and $8,599,700 of related loans included in loans held for sale and other liabilities.

Mortgage Servicing Rights, Net:

Washtenaw purchases and originates mortgage loans for sale to the secondary market, and sells the loans on either a servicing retained or servicing released basis.  Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold or securitized.  The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue.  The expected period of the estimated net servicing income is based, in part, on the expected prepayment of the underlying mortgages.

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

Other real estate owned was $2,678,469 and $1,570,416 at December 31, 2004 and 2003, and is carried net of a valuation allowance of $1,088,878 and $644,577 at December 31, 2004 and 2003.

Premises and Equipment:

Premises and equipment are stated at cost, net of accumulated depreciation.  Leasehold improvements are depreciated (or amortized) over the lesser of the term of the related lease or the estimated useful lives of the assets.  Depreciation is computed using either an accelerated or straight-line method over the estimated useful lives of the related assets.  Estimated lives range from 3 to 5 years.

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

Revenue Recognition:

Mortgage loans held for sale are generally delivered to secondary market investors under firm sales commitments entered into at or prior to the closing date of the individual loan.  Loans are sold on a non-recourse basis, but loans must meet the underwriting guidelines of the buyer.  The qualification of a loan under investor guidelines is often a subjective decision.  Washtenaw will repurchase some loans due to actual or alleged defects in loan qualifications.  Loan sales and the related gains or losses are recorded at the settlement date, with a liability recorded for the estimated fair value of repurchase obligations, based on repurchase experience.  The liability is adjusted as necessary based on repurchase request received, and the liability is relieved when losses are realized.

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

Income Taxes:

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.  To the extent current available evidence raises doubt about the future realization of a deferred tax asset, a valuation allowance is established.  For the periods presented prior to 2004, Washtenaw is included in the consolidated federal tax return of Pelican Financial, Inc.  Income taxes are computed on a separate return basis, with Washtenaw paying its tax liability to Pelican Financial, Inc.  For the year ended December 31, 2004, Washtenaw will file its own federal tax return.

Cumulative Effect of Change in Accounting Principle:

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

Comprehensive Income:

Comprehensive income includes both net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Operating Segments:

Washtenaw’s operation includes one primary segment: mortgage banking.  The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 40 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors.

Earnings Per Share:

Basic earnings per share are computed based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share include the dilutive effect of additional common shares issuable under stock options.

Stock Compensation:

Compensation expense under stock options is reported using the intrinsic value method (market value per share, less option exercise price).  Stock-based compensation cost of $50,884 is reflected in net income, as all options granted in 2004 had an exercise price less than the market price of the underlying common stock at date of grant.  Had compensation cost been measured using the fair value based recognition provisions of FASB statement 123, the effect on net income would have been insignificant and earnings per share would not have been affected.  There were no options prior to 2003.

The weighted average fair value of the options granted for the year ended December 31, 2004 are $2.97.  This fair value was computed using option pricing models, using the following weighted-average assumptions as of the grant date.

2004
Risk-free interest rate	3.96%
Expected option life	1 year
Expected stock price volatility	0.80
Dividend yield	—

Concentration of Credit Risk:

Washtenaw originates and purchases loans throughout the nation, however over 50% of loan volume is generated in Michigan, Ohio, Illinois and California.

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

Impact of New Accounting Standards

In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance was to be effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The

Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005.  Compensation cost will also be recorded for prior option grants that vest after the date of adoption.  The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.  There will be no effect on existing options, as all existing options are fully vested at December 31, 2004.  There will be no significant effect on financial position, as total equity will not change.

In December 2004 the FASB issued accounting standard SFAS 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement modifies an exception from fair value measurement of nonmonetary exchanges.  Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value.  This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.  The Company does not expect this statement to have an effect on the financial statements.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition.  It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.  The Company does not expect this statement to have an effect on the financial statements.

Reclassification:

Certain prior period amounts have been reclassified to conform to the December 31, 2004 presentation.

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

The following table provides unaudited proforma information for Washtenaw assuming the transitional services agreement was in effect for all periods presented.  The amounts included represent management’s estimate of the amount of reimbursement that would have been received during these periods had the transitional services agreement existed.  These amounts are based on past experience of time spent on Pelican Financial matters, and are primarily for accounting, human resources and senior management services.   A tax rate of 34% was assumed for all periods.  During the period ended December 31, 2004, the transitional services reimbursement was included in the reported loss and no adjustment is shown.

	2004	2003	2002
Income (loss) before tax and cumulative effect, as reported	$(9,664,388)	$14,419,903	$2,737,820
Transitional services reimbursement adjustment (unaudited)	—	232,875	224,999
Adjusted income (loss) before tax and cumulative effect	(9,664,388)	14,652,778	2,962,819
Adjusted income taxes (unaudited)	(3,257,665)	4,967,639	1,024,466
Adjusted income before cumulative effect	$(6,406,723)	$9,685,139	$1,938,353
Income before cumulative effect, as reported	$(6,406,723)	$9,531,442	$1,789,854

NOTE 3 - RELATED PARTY TRANSACTIONS

Loans to related parties are as follows:

	2004	2003
Beginning of year	$—	$—
New loans	495,600	403,900
Paid in full/sales	(495,600)	(403,900)
Repayments	—	—

End of year	$—	$—

During the periods covered, Washtenaw entered into various transactions with Pelican National Bank (“Pelican National”), which is affiliated by common ownership.  Pelican National is wholly owned by Pelican Financial.

These transactions were primarily the sale of loans, the servicing of loans, the establishment of custodial accounts on deposit and borrowings.

During the year ended December 31, 2004, Pelican Financial paid Washtenaw $151,717 as part of the transitional service agreement.  Prior to the distribution, Pelican did not reimburse Washtenaw for these services.

During the years ended December 31, 2004, 2003 and 2002, Washtenaw sold loans to Pelican National totaling $356,550 $15,730,311 and zero.  The sales were executed at current market prices, and resulted in a gain of $7,259, $170,829 and zero to Washtenaw, respectively.

During the years ended December 31, 2004, 2003 and 2002, Washtenaw received servicing income and loan underwriting fees from Pelican National of $38,371, $104,761 and $77,208.

Washtenaw established and maintained noninterest-bearing escrow and custodial funds aggregating zero, $63,469,501 and $73,564,542 at Pelican National at December 31, 2004, 2003 and 2002.  These custodial funds are not assets of Washtenaw and are excluded from the consolidated financial statements.

Pelican National provided a secured borrowing for a portion of Washtenaw’s loans held for sale in 2002.  The outstanding balance at December 31, 2002 was $5,174,618.  During the year ended December 31, 2002, Washtenaw paid Pelican National $568,288 in related interest expense.

At December 31, 2003 Washtenaw was a guarantor on a term loan for Pelican Financial in the amount of $291,665.  The guaranty was secured by a blanket pledge of the mortgage servicing portfolio.  The loan was paid in full in January 2004.

NOTE 4 - MORTGAGE LOANS SERVICED

Mortgage Servicing Rights:

Activity related to mortgage servicing rights is summarized below:

	2004	2003	2002

Balance at beginning of period	$33,179,374	$22,638,458	$17,680,194
Additions	12,822,929	39,470,149	31,286,773
Direct write downs	(1,605,665)	(2,078,360)	—
Sales	(14,548,068)	(20,531,792)	(21,796,512)
Amortization	(7,290,696)	(6,319,081)	(4,531,997)
Balance at end of period	22,557,874	33,179,374	22,638,458

Valuation allowance at beginning of period	(8,564,993)	(8,908,655)	(2,855,410)
Adjustment for impairment	1,642,407	(1,734,698)	(8,616,240)
Direct write downs	1,605,665	2,078,360	—
Adjustment for sale of servicing rights	—	—	2,562,995
Valuation allowance at end of period	(5,316,921)	(8,564,993)	(8,908,655)

Net	$17,240,953	$24,614,381	$13,729,803

The estimated fair value of mortgage servicing rights as of December 31, 2004, 2003 and 2002 was $18,204,678, $25,057,845 and $13,853,863, respectively.  Direct write downs reflect permanent impairment of the asset which management believes will not be recovered due to runoff of the underlying principal balance of mortgage loans.  Management believes the valuation allowance is recoverable if interest rates were to rise and prepayment rates were to decrease.

The following are the critical assumptions used to estimate the fair value:

	2004	2003	2002

Weighted average discount rate	9.07%	9.33%	9.23%

Weighted average prepayment rates	19.50%	24.30%	29.76%

Servicing cost per loan	$56.00	$52.00	$49.00

The fair value of the mortgage servicing rights is determined by stratifying the mortgage servicing rights based on the following predominant risk characteristics:

•                  Product type

•                  Interest rate

•                  Term (i.e. 15 or 30 years)

•                  Year originated

The Company has developed a discounted cash flow methodology for estimating the fair value of mortgage servicing rights.  The Company validates the results of the discounted cash flow model by obtaining regular independent valuations of the Company’s mortgage servicing rights.  Independent valuations are obtained at least quarterly.

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

Servicing of Mortgage Loans:

Washtenaw sells mortgage loans to secondary market investors.  Washtenaw collects monthly principal and interest payments and performs certain escrow services for investors.  Washtenaw’s servicing portfolio of loans is principally in California, Florida, Illinois, Indiana, Michigan, Ohio, Utah, Pennsylvania and Virginia.  Washtenaw’s servicing portfolio for outside parties was approximately $2,063,000,000, $2,717,000,000 and $2,061,000,000 at December 31, 2004, 2003 and 2002, respectively.  These loans are owned by outside parties and are not included in the assets of the Company.

Washtenaw is responsible for establishing and maintaining escrow and custodial funds aggregating $54,016,023, $63,469,501 and $73,564,542 at December 31, 2004, 2003 and 2002.  The escrow and custodial funds include the loans being serviced while held for sale.  These funds are placed on deposit at Federal Deposit Insurance Corporation (“FDIC”) insured banks and amounts on deposits outside Washtenaw are not included in the assets and liabilities of the Company.  As is customary in the mortgage banking industry, these funds may be considered by the banks in which such funds are deposited, together with other balances maintained in the banks by the Company, when negotiating credit lines available for Washtenaw use.

NOTE 5 – LOANS HELD FOR SALE

Activity related to loans held for sale is summarized below:

	2004	2003	2002
Beginning balance	$97,687,823	$181,058,139	$216,728,004
Purchases and originations of loans held for sale	1,197,724,757	3,748,138,220	2,858,691,956
Sale of loans held for sale	(1,194,421,231)	(3,792,796,698)	(2,871,340,268)
Capitalized mortgage servicing rights	(12,822,929)	(39,470,149)	(31,286,773)
Loans transferred to securities in securitizations	(17,523,439)	—	—
Hedging fair value adjustments	7,914	299,482	124,749
Lower of cost or market adjustments, net	—	—	—
Change in loans available under GNMA repurchase option	(2,134,162)	458,829	8,140,471
Ending balance	$68,518,733	$97,687,823	$181,058,139

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
Mortgage Backed Securities	$22,234,244	$211,322	—
	$22,234,244	$211,322	$—

There were no sales of securities during the periods presented.  At December 31, 2004 and 2003, $22,234,244 and zero of securities were pledged as collateral to secure repurchase agreements.  All securities are mortgage-backed securities and are not due at a single maturity date.

The Company evaluates securities for other-than-temporary impairment-at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

NOTE 7 - DERIVATIVES

In the normal course of business, Washtenaw enters into commitments to purchase or originate residential mortgage loans.  The commitments are short term in nature and, if drawn on by the counterparty, result in a fixed or variable rate loan collateralized by residential real estate.  Commitments to make loans are generally made for periods of 90 days or less and may expire without being used.  The majority of loans acquired through commitments will be held for sale.  Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although no material losses are anticipated.  Washtenaw has committed to lend at a stipulated interest rate and assumes the risk of a subsequent rise in rates prior to the loan funding.   Outstanding mortgage commitments approximated $52,741,388 and $106,001,295 at December 31, 2004 and 2003 respectively.

Beginning July 1, 2002, commitments to make residential mortgage loans at specified interest rates (rate lock commitments) are recorded in the financial statements at fair value as described in Note 1.

Derivatives such as U.S. Treasury options and forward contracts are used to manage interest rate risk on rate lock commitments and loans held for sale.  Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date.  The derivatives involve underlying items, such as interest rates, and are designed to transfer risk.  Substantially all of these instruments expire within 90 days.  Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.  These derivatives are recorded in the financial statements at fair value.

Beginning in April 2004, Washtenaw’s interest rate risk management activities include the hedging of mortgage servicing rights.  Washtenaw is exposed to interest rate risk on its mortgage servicing rights.  As market rates increase or decrease, the market value of mortgage servicing rights will increase or decline.  To offset this interest rate risk, Washtenaw enters into derivatives, including ten-year treasury futures contracts and ten-year treasury put and call options.  All of these derivative instruments are recorded at fair value, as determined by the amount payable or receivable to/from the counterparty as if the derivatives were settled at the balance sheet date.  The fair value is based on the end of the period pricing from brokerage houses.  Changes in fair value of these derivative instruments, are included in the mortgage servicing rights valuation adjustment in the income statement.

Beginning in November 2004, Washtenaw’s interest rate risk management activities include the hedging of securities available for sale.  Washtenaw is exposed to interest rate risk on securities available for sale due to the duration of the repurchase agreements used to fund the activity maturing within thirty days while the underlying mortgage back securities reprice within three to five years.  To offset this interest rate risk, Washtenaw enters into derivatives, including two-year and five-year treasury futures contracts.  All of these derivative instruments are recorded at fair value as determined by the amount payable or receivable to/from the counterparty as if the derivatives were settled at the balance sheet date.  The fair value is based on the end of the period pricing from brokerage houses.  Changes in fair value of these derivatives are included as a component interest income.

The notional amounts, fair values and carrying amounts of these derivatives are as follows at December 31:

	2004	2003
U.S. Treasury Options
Notional amount	$53,900,000	$20,000,000
Fair value	155,373	81,250
Carrying amount	155,373	81,250

Forward Contracts
Notional amount	$64,952,131	$122,874,074
Fair value	10,836	(579,144)
Carrying amount	10,836	(579,144)

Rate Lock Commitments
Notional amount	$52,741,388	$106,001,295
Fair value	102,955	282,198
Carrying amount	102,955	282,198

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

Certain forward contracts are designated as fair value hedges of loans held for sale.  Accordingly, these forward contracts and the hedged loans held for sale are carried at fair value in offsetting amounts.  The remaining forward contracts, as well as treasury options and rate lock commitments, are not designated as hedges and are carried at fair value.  The net gain or loss on derivative activity is included as a component of gain on sales of mortgage servicing rights and loans, net or the mortgage servicing rights valuation adjustment or net interest income, as applicable.  The following table reflects the net gain or loss recorded on all derivative activity, the portion of this net gain or loss attributable to the ineffective portion of fair value hedges, and the portion of gain or loss attributable to derivatives that are not included in fair value hedges.

	December 31,
	2004	2003	2002
Net gain/(loss) recognized in earnings	$1,657,221	$1,008,231	$(2,158,662)
Ineffective portion of hedge	(13,202)	(12,110)	(42,607)
Gain/(loss) from derivatives excluded from hedges	1,644,019	996,121	(2,116,055)

NOTE 8 - PREMISES AND EQUIPMENT

Premises and equipment includes the following at period end:

	2004	2003

Computer equipment and software	$4,549,623	$3,940,537
Furniture and fixtures	1,270,558	1,357,854
Leasehold improvements	268,971	121,788
	6,089,152	5,420,179
Accumulated depreciation and amortization	(4,410,900)	(3,939,191)

	$1,678,252	$1,480,988

Depreciation expense was $612,194, $464,124 and $370,813 for 2004, 2003 and 2002

NOTE 9 - NOTES PAYABLE

Washtenaw currently has a warehouse line of credit of $80,000,000, of which $10,000,000 represents a sub-limit for servicing under contract for sale and held for sale.   All of the borrowings are payable on demand.  The interest rate terms vary and are tied to the federal funds rate (FFR), which was 2.25% and 1.00% at December 31, 2004 and 2003.  Notes payable are summarized as follows:

	December 31, 2004	December 31, 2003	Terms
Warehouse line	$51,614,933	$33,211,685	FFR+1.50%
Servicing under contract for sale sub-limit	8,337,855	—	FFR+2.25%
	$59,952,788	$33,211,685

The line of credit agreement contains restrictive covenants, among others, requiring Washtenaw Mortgage to maintain certain minimum net worth levels, a minimum servicing portfolio and a minimum debt to net worth ratio as defined in the agreement.  Pursuant to the warehouse line of credit, Washtenaw Mortgage must maintain a minimum servicing portfolio of $1.0 billion, a minimum net worth of $12.0 million calculated in accordance with U.S. generally accepted accounting principles, and a minimum adjusted tangible net worth of $14.0 million.  Washtenaw Mortgage must also maintain a ratio of total indebtedness to adjusted tangible net worth no more than ten to one and maintain a ratio of adjusted total indebtedness to adjusted tangible net worth of no more than one to one.  For purposes of the warehouse line of credit, adjusted tangible net worth is defined as the excess of total assets over total liabilities, with certain additions and subtractions as specified in the warehouse line of credit agreement, primarily related to mortgage servicing rights and deferred taxes.  These covenants were met at December 31, 2004 and 2003.

Borrowings on the warehouse line of credit agreement are collateralized by the mortgage loans held for sale that have been funded by the warehouse line.  Borrowings on the working capital sub-limit and servicing under contract for sale sub-limit are collateralized by all servicing rights relating to Washtenaw’s servicing portfolio.

NOTE 10 - REPURCHASE AGREEMENTS

Washtenaw enters into sales of mortgage loans under agreements to repurchase (repurchase agreements).  Such agreements have original terms of less than 90 days and are treated as financing, with the obligation to repurchase the loans sold reflected as a liability in the balance sheet.  The dollar amount of loans underlying the agreements remains in the mortgage loans held for sale account.  The average interest rate during the periods was 3.05% and 2.02% for the years ended December 31, 2004 and 2003, respectively.  The weighted-average interest rate on these repurchase agreements was 3.15% and 1.90% at December 31, 2004 and 2003.  The maximum month end balance during the years ended December 31, 2004, and 2003 was $53,758,445 and $193,266,747, respectively.  The average balance during the years ended December 31, 2004 and 2003 was $24,887,009 and $119,224,333, respectively.

Washtenaw entered into sales of mortgage backed securities under agreements to repurchase (repurchase agreements).  Such agreements have original terms of less than 90 days and are treated as financing, with the obligation to repurchase the security sold reflected as a liability in the balance sheet.  The dollar amount of the securities underlying the agreements remains in securities available for sale.  The average interest rate during the periods was 4.06% and zero for the years ended December 31, 2004 and 2003, respectively.  The weighted-average interest rate on these repurchase agreements was 2.50% and zero at December 31, 2004 and 2003.  The maximum month end balance during the years ended December 31, 2004, and 2003 was $21,416,000 and zero, respectively.  The average balance during the years ended December 31, 2004 and 2003 was $2,420,322 and zero, respectively.

NOTE 11 – FEDERAL INCOME TAXES

Income tax expense (benefit) consists of the following:

	2004	2003	2002
Current provision (benefit)	$(1,288,452)	$1,805,997	$1,963,107
Deferred provision (benefit)	(1,969,213)	3,082,464	(1,015,141)
	$(3,257,665)	$4,888,461	$947,966

The net deferred tax liability is comprised of the following at period end:

	2004	2003
Deferred tax assets
Loan origination costs	$112,418	$93,807
Loan mark to market	—	—
Allowance for doubtful accounts	27,347	17,403
Reserve for loan repurchases and
other real estate owned	1,377,447	1,486,449
Other	23,996	—
	1,541,208	1,597,659
Deferred tax liabilities
Mortgage servicing rights	(5,084,237)	(7,417,793)
Depreciation	(299,822)	(179,712)
Unrealized gain on securities	(71,849)	—
Loan mark to market	(131,070)	(54,313)
Other	(111,025)	—
	(5,698,003)	(7,651,818)
Net deferred tax liability	$(4,156,795)	$(6,054,159)

There was no valuation allowance for deferred taxes in any period presented.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income is reconciled as follows:

	2004	2003	2002
Statutory rate applied to income before taxes	$(3,285,892)	$4,902,767	$930,859
Add (Deduct)
Effect of nondeductible expenses	30,875	19,305	19,929
Other	(2,648)	(33,611)	(2,822)

Income tax expense	$(3,257,665)	$4,888,461	$947,966

NOTE 12 – LEASES

Washtenaw leases office facilities under noncancelable operating leases.

Future minimum lease payments under noncancelable leases are as follows:

2005	471,450
2006	475,869
2007	486,600
2008	344,750
2009	—

$1,778,669

For periods ended December 31, 2004, 2003 and 2002, rental expense under operating leases was approximately $591,000, $782,000 and $428,000.

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

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

Washtenaw’s actual capital amounts and the minimum amounts required for capital adequacy purposes, by investor, are as follows:

	Actual Capital	Minimum Capital Requirements
As of December 31, 2004
HUD	$15,316,359	$1,000,000
FNMA	$15,316,359	$3,997,486
FHLMC	$15,316,359	$250,000
GNMA	$15,316,359	$563,522

As of December 31, 2003
HUD	$21,174,309	$1,000,000
FNMA	$21,174,309	$5,292,950
FHLMC	$21,174,309	$250,000
GNMA	$21,174,309	$728,483

Washtenaw has a covenant in its warehouse credit agreement that limits the amount of dividends Washtenaw may pay annually.   As of December 31, 2004 dividends payable are zero.

NOTE 14 - RETIREMENT PLAN

Washtenaw has a profit sharing plan established under Section 401(k) of the Internal Revenue Code.  The plan generally covers employees having at least one year of service.  Employees may contribute up to 15% of their compensation.  Washtenaw contributes one-half of the participant’s contribution up to 3% of the participant’s compensation.  Washtenaw incurred expenses of $90,289 $112,329 and $91,768 relating to the plan during the periods ended December 31, 2004, 2003 and 2002, respectively.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes are as follows:

	2004	2003	2002
Unrealized holding gains on securities available for sale	$211,322	$—	$—
Less: Reclassification adjustments for gains later recognized in income	—	—	—
Net unrealized gains and losses on securities available for sale	211,322	—	—
Tax effect	(71,850)	—	—
Other comprehensive income	$139,472	$—	$—

NOTE 16 – REINSURANCE AGREEMENT

Washtenaw has entered into an agreement, with a large insurance company to share in the risk of loss on certain mortgage loans that require primary mortgage insurance (“PMI”).  The agreement covers periods after June 2000, and does not include retroactive reinsurance.  The term of the coverage for each loan is limited to ten years.  The agreement requires that Washtenaw is responsible for a portion of the losses incurred on loans designated for this agreement and in return, Washtenaw receives 25% of the PMI premiums collected.  Washtenaw is responsible for any claims made on the loans that are designated as part of the agreement that fall between five and ten percent of the unpaid principal of loans for each calendar year loans were designated for the plan.  The insurance company is responsible for claims paid up to five percent and over ten percent of the unpaid principal balance.  Washtenaw is also required to pay various fees related to the management of the program.  Washtenaw recognizes revenue and expenses as the premiums are earned and management fees are incurred, and records a liability for any probable and estimable losses that are expected to be incurred.  Premiums are paid monthly by the mortgagees during the coverage period, and premium revenue is recognized when received.  A claims liability is estimated based on claims reported and using current and historical PMI loss experience of the Company to estimate claims incurred but not reported.

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

The following table provides information regarding the reinsurance agreement at the following dates:

	2004	2003	2002
Amount of claims payable prior to Washtenaw’s responsibility	$8,766,727	$7,849,462	$3,967,628
Reinsurance risk assumed by Washtenaw	8,766,727	7,849,462	3,967,628
Claims Paid to date	896,356	130,795	97,532
Trust account balance plus unremitted premiums	1,699,321	1,011,171	420,163
Premium revenue earned	705,471	589,082	179,024

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

The Plan also provides for granting of stock appreciation rights (“SARS”).  SARS may be granted in connection with any or all of the stock options that may be granted subject to certain conditions and limitations imposed by the Stock Option Committee.  The exercise of a SAR will entitle the holder to payment from Washtenaw of an amount equal to the difference between the fair value of such shares on the date the SAR was originally granted and the fair value of such shares at the exercise date of the SAR.  This payment may be made in cash, in shares or partly in each.  To date, no SARs have been granted.

At the time of the spin-off transaction (See Note 2), certain Washtenaw employees held Pelican Financial stock options.  These options were cancelled during the first quarter of 2004, and these options were replaced by Washtenaw stock options.  The number and price of these Washtenaw stock options resulted in an intrinsic value (total market value of shares in excess of total price) that approximates the intrinsic value of the cancelled Pelican Financial options.  Washtenaw granted 21,470 such options and recorded $51,000 of compensation expense.

The following is a summary of stock option activity for the years ended December 31 (adjusted for stock dividends and splits).  There was no activity prior to 2004.

	2004
	Options	Weighted Average Exercise Price
Outstanding beginning of year	—	$—
Granted	21,470	3.25
Exercised	—	—
Forfeited	(3,650)	3.25
Outstanding end of year	17,820	$3.25
Exercisable at end of year	17,820	$3.25

Options outstanding at December 31, 2004 have a weighted average life of 5.83 years, with an exercise price of $3.25.

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Cash and cash equivalents	$100,000	$100,000	$100,000	$100,000
Accounts receivable, net	7,107,462	7,107,462	5,340,932	5,340,932
Loans held for sale	68,518,733	69,418,778	97,687,823	99,127,376
Securities available for sale	22,234,244	22,234,244	—	—
Accrued interest receivable	139,526	139,526	592,689	592,689
Derivatives	269,164	269,164	363,448	363,448

LIABILITIES
Due to bank	(6,507,279)	(6,507,279)	(11,074,372)	(11,074,372)
Notes payable	(59,952,788)	(59,952,788)	(33,211,685)	(33,211,685)
Repurchase agreements	(22,390,336)	(22,390,336)	(43,926,901)	(43,926,901)
Accrued interest payable	(125,312)	(125,312)	(162,865)	(162,865)
Derivatives	—	—	(579,144)	(579,144)

OFF-BALANCE SHEET COMMITMENTS	—	—	—	—

The methods and assumptions used to estimate the fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, accounts receivable and payable, due to bank, notes payable and repurchase agreements.    Fair value of loans held for sale is based on sales commitments or secondary market quotes for the related loans or similar loans.    Fair value of securities available for sale are based on market prices or dealer quotes.  Derivatives include US Treasury options, forward contracts and rate lock commitments.  Option fair value is based on market prices or dealer quotes.  Forward contracts are valued at the amount payable or receivable to/from the counterparty to settle the contracts.  The fair value of commitments to fund loans (rate lock commitments) is determined as described in Note 1 under “Loans Held for Sale and Related Derivatives”.

NOTE 19 – LITIGATION AND CLAIMS

Webb, et al. v. Washtenaw Mortgage Co., Case No. 01C38.  State of West Virginia, Calhoun County Circuit Court.  The litigation, pending in West Virginia state court, asserts that WMC and others conspired to take advantage of borrowers through predatory lending practices such as inflating appraisals, not properly disclosing fees and charges, etc.  The class which plaintiffs purport to represent consists of persons who signed loan agreements in West Virginia with WMC, arranged by a broker, First Security, during the five years preceding the filing of the litigation, on loan forms provided by WMC.  The class (as proposed by the plaintiffs) is thus limited in number.  There is no pending motion to certify the class (in order to litigate the merits of the claims against Washtenaw), and no hearing has been scheduled by the court in that regard.  Washtenaw intends vigorously to defend the lawsuit.  At this time, management cannot express an opinion on the impact of this case or the ultimate outcome of this matter and no liability has been established.

Washtenaw Mortgage Co. v Chase Manhattan Mortgage Corp., Civil Action No. 04-73451, United States District Court for the Eastern District of Michigan (Southern Division).  Chase and Washtenaw are involved in a dispute involving approximately $400,000.  The dispute was the subject of a federal court declaratory judgment lawsuit filed by Washtenaw in 2004, which the court dismissed without prejudice in early 2005.  Chase has also asserted the claim in pleadings filed in late 2004 as part of the Webb litigation, described above, pending in state court in West Virginia.

At issue is the extent of Washtenaw’s obligation to reimburse Chase for fees and expenses which the latter has incurred in connection with the Webb lawsuit referred to above.  Chase asserts that, pursuant to the indemnification provisions of a sale-of-servicing agreement entered into between Washtenaw and Chase, Washtenaw must indemnify Chase for all monies paid out by Chase to defend and settle those lawsuits.  Washtenaw disagrees with Chase’s position.  As a practical matter, Washtenaw will not be able to determine the amount of its ultimate liability to Chase, if any exists, until such time as the Webb lawsuit is resolved, at least insofar as Chase is concerned.  Therefore, no liability has been established

In the normal course of business Washtenaw sells mortgage loan servicing rights.  As part of this process, Washtenaw is required to forward certain loan documents to the purchaser of the mortgage loan servicing rights.  These documents include the final title policy, the recorded mortgage and the assignment of mortgage, and the ability to forward these documents is dependent upon the involvement of third parties.  During 2002, Washtenaw was billed nearly $2.5 million in penalties for failure to deliver documents under one sales contract.  The contract states that Washtenaw will not be penalized if the failure to deliver is due to events beyond its control and Washtenaw has made a reasonable good faith effort to fulfill its obligations.  Washtenaw has disputed these penalty assessments and is of the opinion that it has not violated any of the terms of the contract.  No legal proceedings have been commenced related to this claim, no penalties have been paid and no further billings have been received since 2002.  Washtenaw continues to pursue the resolution of all remaining documents.  Washtenaw believes it has complied with the terms of the contract and that it will resolve all remaining document exceptions. Management has concluded that a loss is not probable and no liability has been established.

NOTE 20 - EARNINGS PER SHARE

The following summarizes the computation of earnings per share.  There were no potentially dilutive securities outstanding prior to 2004.  All stock options outstanding in 2004 (See Note 17) are anti-dilutive and were not considered in computing earnings per share.

	2004	2003	2002
Basic earnings/(loss) per share
Net income/(loss)	$(6,406,723)	$9,531,442	$2,203,303
Weighted average shares outstanding	4,488,351	4,463,841	4,463,221

Basic earnings/(loss) per share	$(1.43)	$2.14	$0.49

NOTE 21 – THE WASHTENAW GROUP, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	2004	2003
ASSETS
Cash and cash equivalents	$—	$—
Investment in Washtenaw Mortgage	16,206,898	22,204,962
Other assets	6,000	—

Total assets	$16,212,898	$22,204,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$224,303	$—

Shareholders’ equity	15,988,595	22,204,962

Total liabilities and shareholders’ equity	$16,212,898	$22,204,962

CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	2004	2003	2002

Dividends from subsidiary	$—	$—	$—
Non interest expense	407,427	—	—
Income (loss) before income tax and undistributed subsidiary income	(407,427)	—	—
Income tax expense (benefit)	(138,240)	—	—
Equity in undistributed subsidiary income (loss)	(6,137,536)	(9,531,442)	(2,203,303)
Net income (loss)	(6,406,723)	(9,531,442)	(2,203,303)
Unrealized gain on securities, net of tax and reclassification effects	139,472	—	—

Comprehensive (loss)	$(6,267,251)	$9,531,442	$2,203,303

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003	2002
Cash flows from operating activities
Net (loss)	$(6,406,723)	$9,531,442	$2,203,303
Adjustments
Stock option compensation expense	50,884	—	—
Equity in undistributed (income)loss of subsidiary	6,137,536	(9,531,442)	(2,203,303)
Change in other assets	(6,000)	—	—
Change in accrued expenses and other liabilities	224,303	—	—
Net cash provided (used) by operating activities	—	—	—

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Gain on Sales of Mortgage Servicing Rights and Loans	Net Interest Income	Net Income/(Loss)	Basic and Diluted Earnings/(Loss) Per Share
2004
First Quarter	$2,748,977	$387,078	$(3,103,337)	$(0.69)
Second Quarter	1,879,114	359,232	116,756	0.03
Third Quarter	1,628,134	132,170	(2,257,970)	(0.50)
Fourth Quarter	1,013,911	53,403	(1,162,172)	(0.27)

2003
First Quarter	$11,437,201	$1,522,439	$2,659,024	$0.60
Second Quarter	15,042,980	2,040,038	3,405,590	0.76
Third Quarter	11,824,397	1,986,821	3,834,346	0.86
Fourth Quarter	4,467,711	1,005,129	(367,518)	(0.08)

The large fluctuations in net income during 2004 and 2003 are the result of increasing mortgage interest rates resulting in fluctuations in loan sale volume, loan servicing right valuation adjustments and derivative fair value adjustments.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information contained under the caption “Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers” in The Washtenaw Group, Inc. Proxy Statement for the annual meeting of stockholders to be held April 28, 2005 is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained under the caption “Compensation of Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 12.    Securities Ownership of Certain Beneficial Owners and Management

The following table details information regarding our existing equity compensation plans as of December 31, 2004:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(1)	17,820	$3.25	422,180
Total	17,820	$3.25	422,180

(1) The Company maintains a Stock Option and Incentive Plan. For more information on the Stock Option and Incentive Plan, please see Note 17 to our consolidated financial statements.

(a)  Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders Thereof” in the Proxy Statement(b)  Security Ownership of Management.

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

PART IV

Item 15.    Exhibits, List and Reports on Form 8-K

Exhibits are either attached as part of this Report or incorporated by reference herein.

Exhibit Number	Description

2.1	Plan of Distribution

3.1	Certificate of Incorporation of The Washtenaw Group, Inc. (1)

3.2	Bylaws of The Washtenaw Group, Inc. (1)

4	Form of Common Stock Certificate of The Washtenaw Group, Inc. (1)

10.1	Master Agreement between Federal National Mortgage Association and Washtenaw Mortgage Corporation dated December 21, 1998 (1)

10.2	Transitional Services Agreement between Pelican Financial, Inc. and The Washtenaw Group, Inc. (1)

10.3	The Washtenaw Group, Inc. Stock Option and Incentive Plan (1)

23	Consent of Crowe Chizek and Company LLC

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to Exhibit bearing the same number in The Washtenaw Group, Inc.’s Registration Statement on Form 10, filed on September 11, 2004, as amended (Reg. No. 001-31795).

(b)           Reports on Form 8-K

November 5, 2004 to announce the financial results of the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WASHTENAW GROUP, INC.

March 25, 2005	By:	/s/ Charles C. Huffman
Charles C. Huffman
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Charles C. Huffman	President, Chief Executive Officer,	March 25, 2005
Charles C. Huffman	and Chairman of the Board
(Principal Executive Officer)

/s/ Howard M. Nathan	Chief Financial Officer and	March 25, 2005
Howard M. Nathan	Director
(Principal Financial and
Accounting Officer)

/s/ Raleigh E. Allen, Jr.	Director	March 25, 2005
Raleigh E. Allen, Jr.

/s/ Timothy J. Ryan	Director	March 25, 2005
Tim Ryan

/s/ S. Lynn Stokes	Director	March 25, 2005
S. Lynn Stokes

/s/ Scott D. Miller	Director	March 25, 2005
Scott D. Miller

/s/ Robert C. Huffman	Director	March 25, 2005
Robert C. Huffman