Form 10-Q
period 2005-03-31
WASHTENAW GROUP INC
filed 2005-05-13
CIK 1263282

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

Common Stock Outstanding as of April 30, 2005

Common stock, $0.01 Par value        4,488,351 Shares

THE WASHTENAW GROUP, INC.

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$100,000	$100,000
Accounts receivable	4,503,750	7,107,462
Loans held for sale	34,289,600	68,518,733
Securities available for sale	5,528,870	22,234,244
Mortgage servicing rights, net	17,363,477	17,240,953
Other real estate owned	1,412,638	1,589,591
Premises and equipment, net	1,542,608	1,678,252
Other assets	1,360,772	835,787
	$66,101,715	$119,305,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to bank	$5,323,357	$6,507,279
Notes payable	33,845,866	59,952,788
GNMA repurchase liability	1,274,388	6,465,538
Repurchase agreements	5,159,000	22,390,336
Other liabilities	6,359,786	8,000,486
Total liabilities	51,962,397	103,316,427

Shareholders’ equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 9,000,000 shares authorized 4,488,351 outstanding at March 31, 2005 and December 31, 2004	44,884	44,884
Additional paid in capital	2,006,816	2,006,816
Retained earnings	12,123,933	13,797,423
Accumulated other comprehensive income/(loss)	(36,315)	139,472
Total shareholders’ equity	14,139,318	15,988,595

	$66,101,715	$119,305,022

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2005	2004

Interest income	$1,184,357	$208,841
Interest expense	469,617	821,762
Net interest income	714,740	387,079

Noninterest income
Servicing income	1,318,164	2,388,877
Gain on sales of mortgage servicing rights and loans, net	484,935	2,748,977
Gain on sales of securities, net	122,108	—
Other income	187,590	285,544
Total noninterest income	2,112,797	5,423,398

Noninterest expense
Compensation and employee benefits	2,120,685	3,307,966
Occupancy and equipment	449,227	419,348
Telephone	41,340	78,379
Postage	90,681	148,681
Amortization of mortgage servicing rights	870,209	1,953,227
Mortgage servicing rights valuation adjustment	(51,541)	2,902,314
Loss and provision for loss on loan repurchases and other real	804,092	616,834
Other noninterest expense	1,034,668	994,833
Total noninterest expense	5,359,361	10,421,582
Loss before income taxes	(2,531,824)	(4,611,105)
Provision for income taxes	(858,334)	(1,507,768)
Net Loss	$(1,673,490)	$(3,103,337)
Basic and diluted loss per share	$(0.37)	$(0.69)
Comprehensive loss	$(1,849,277)	$(3,103,337)

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,

	2005	2004
Cash flows from operating activities
Net cash provided (used) by operating activities	$25,183,171	$(5,967,022)

Cash flows from investing activities
Proceeds from sales of securities available for sale	15,889,356	—
Proceeds from principal repayments of securities available for sale	816,018	—
Proceeds from sales of mortgage servicing rights	2,497,678	4,313,377
Other real estate owned, net	176,953	32,454
Property and equipment expenditures	(40,996)	(216,663)
Net cash provided by investing activities	19,339,009	4,129,168

Cash flows from financing activities
Increase (Decrease) in due to bank	(1,183,922)	6,809,201
Increase (Decrease) in notes payable due on demand	(26,106,922)	6,795,633
Decrease in repurchase agreements	(17,231,336)	(11,766,980)
Net cash provided (used) by financing activities	(44,522,180)	1,837,854

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	100,000	100,000

Cash and cash equivalents at end of period	$100,000	$100,000

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three month period ended March 31, 2005 and 2004, include the accounts of The Washtenaw Group, Inc. (“The Washtenaw Group”) and its wholly owned subsidiary Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to The Washtenaw Group include the consolidated results of its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segments:

Washtenaw’s operations include one primary segment: mortgage banking.

Stock Compensation:

Compensation expense under stock options is reported using the intrinsic value method.  Stock-based compensation of zero and $25,319 is reflected in net income for the three months ended March 31, 2005 and 2004, respectively as options granted had an exercise price less than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(1,673,490)	$(3,103,337)
Deduct: Incremental stock-based compensation expense determined under fair value based method	—	1,210
Pro forma net loss	$(1,673,490)	$(3,104,547)

Basic loss per share as reported	$(0.37)	$(0.69)
Pro forma basic loss per share	(0.37)	(0.69)

Diluted loss per share	$(0.37)	$(0.69)
Pro forma diluted loss per share	(0.37)	(0.69)

Due to the spin-off (see Note 3), options outstanding of Pelican Financial, Inc. (“Pelican Financial”) the former parent company, at December 31, 2003 included 10,735 options that were held by employees of Washtenaw.  These options were cancelled during the first quarter of 2004 and replaced with 21,470 options on stock of The Washtenaw Group at an exercise price of $3.25.  These options were granted with an intrinsic value (market value per share, less option exercise price) substantially equal to the intrinsic value of the cancelled Pelican Financial options.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in The Washtenaw Group’s Form 10-K.

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

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months ended March 31, 2005	Three Months ended March 31, 2004
Basic loss per share
Net loss	$(1,673,490)	$(3,103,337)
Weighted average shares outstanding	4,488,351	4,488,351
Basic loss per share	$(0.37)	$(0.69)

Diluted loss per share
Net loss	$(1,673,490)	$(3,103,337)
Weighted average shares outstanding	4,488,351	4,488,351
Dilutive effect of assumed exercise of stock options	—	—
Diluted average shares outstanding	4,488,351	4,488,351
Diluted loss per share	$(0.37)	$(0.69)

At March 31, 2005 and 2004 there were 16,830 and 21,470 stock options outstanding that were not considered dilutive.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATMENTS

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

OVERVIEW

The Washtenaw Group, serves as the holding company of Washtenaw.  The Washtenaw Group’s operations involve correspondent, wholesale and retail mortgage banking.  The operation involves the origination and purchase of single-family residential mortgage loans in approximately 40 states, the sale of these loans, usually on a pooled and securitized basis, in the secondary market, and the servicing of mortgage loans for investors.

The Washtenaw Group’s earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; fee income from servicing mortgages held by investors; and gains realized on sales of mortgage loans and Mortgage Servicing Rights (“MSRs”).  These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates), as well as changes in the volume of mortgage originations nationwide and prepayments of outstanding mortgages.

To address the deterioration in operating performance, management has initiated plans to: (a) consolidate departments and cross train employees to further reduce employee headcount; (b) rationalize and reduce capital expenditures to more closely align capital spending with expected incremental loan production volume; (c) consider alternative loan sale mechanisms to improve profit margin per loan; (d) implement technological tools and provide further training to its loan underwriters to reduce future loan repurchases; (e) expand the loan products offered to it customers to increase loan production; and (f) implement a number of other cost reduction initiatives.

If The Washtenaw Group is not successful, and possibly even if it is successful, in implementing these actions, it may continue to experience operating losses, which would hinder its ability to pay down existing indebtedness, fund future growth and provide returns to stockholders.

CRITICAL ACCOUNTING POLICIES

The accounting policies that have the greatest impact on The Washtenaw Group’s financial condition and results of operations and that requires the most judgment relate to its mortgage activities.  The Washtenaw Group’s accounting policy for gain on sale of loans, MSRs, interest rate risk management activities, litigation and claims and estimate of losses on future loan repurchases have not changed since December 31, 2004 and the accounting policies are described more fully in the annual report on Form 10-K for the year ended December 31, 2004.

EARNINGS PERFORMANCE

The Washtenaw Group reported a net loss of $1.7 million for the quarter ended March 31, 2005 compared to a net loss of $3.1 million for the quarter ended March 31, 2004.  Basic and diluted earnings per share was a loss of $0.37 per share compared to a loss of  $0.69 per share for the three months ended March 31, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

Loan Production

The volume of loans produced for the three months ended March 31, 2005 totaled $169 million as compared to $394 million for the three months ended March 31, 2004, a decrease of $224 million or 57%.  The decrease was the result of rising interest rates during the fourth quarter of 2004 and the beginning of the quarter ended March 31, 2005.

Noninterest Income

Total noninterest income for the three months ended March 31, 2005 was $2.1 million, compared to $5.4 million for the three months ended March 31, 2004, a decrease of $3.3 million or 61%. This decrease was primarily due to a 82% decrease in the gain on sales of MSRs.  The decrease in gain on sale of MSRs and loans was primarily due to a decrease in the overall new loan origination volume in the first three months of 2005.  In addition, the gains on sale of MSRs and loans was affected by reduced profit margins on each new loan origination as a result of the current interest rate environment.

Loan Servicing

At March 31, 2005, Washtenaw serviced $1.8 billion of loans compared to $2.9 billion at March 31, 2004, a 38% decrease.  This is the result of bulk servicing sales totaling $936 million in the twelve months ended December 31, 2004 and an additional bulk sale totaling $93 million in the three months ended March 31, 2005.  The remainder of the loan servicing rights created are retained in the mortgage loan servicing portfolio.

At March 31, 2005 and 2004, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.  Service fee income, net of amortization was $600,000 and $436,000 for the three months ended March 31, 2005 and 2004, respectively.  Servicing income net of amortization increased however, gross servicing income decreased $1.1 million or 45% due to the decrease in the servicing portfolio and the sale of servicing.  The decrease in amortization is related to the effect of the rising interest rate environment, which has decreased actual and expected prepayment rates used to determine amortization rates.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2005 was $5.4 million, compared to $10.4 million for the same period in 2004, a decrease of $5.0 million or 49%. This decrease was primarily due to the decrease in employee compensation and benefits expenses of approximately $1.2 million, a decrease in the amortization of MSRs of $1.0 million and a decrease in the mortgage servicing rights valuation adjustment of approximately $3.0 million.  The decrease in employee compensation and benefits was the result of a decrease in operations staff due to attrition and layoffs, a reduction in overtime expense, and a reduction in commission compensation paid to the sales staff.   The MSRs valuation adjustment was due to an increase in mortgage interest rates during the period, resulting in decreases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates.  The decrease in amortization of MSRs is the result of the sale of mortgage loan servicing and the decreased speed in which the asset is being amortized due to the lower prepayment speeds.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of The Washtenaw Group.

ASSETS

At March 31, 2005, total assets of The Washtenaw Group equaled $66.1 million as compared to $119.3 million at December 31, 2004, a decrease of $53.2 million or 45%. The decrease is primarily due to the decrease in loans held for sale and securities available for sale.

Accounts Receivable

Accounts receivable were $4.5 million at March 31, 2005 compared to $7.1 million at December 31, 2004.  This decrease of $2.6 million or 37% is primarily due to the receipt of $1.9 million from the bulk-servicing sale recorded in December 2004.  Additionally, escrow advances decreased $892,000, or 49% from $1.8 million at December 31,

2004 compared to $926,000 at March 31, 2005.  This is primarily due to funds being received from customers on negative escrow balances and the overall decrease in the servicing portfolio.

Loans Held for Sale

Loans held for sale were $34.3 million at March 31, 2005 compared to $68.5 million at December 31, 2004.  This decrease of $34.2 million or 50% was the result of a decrease in mortgage loan production.

Securities Available for Sale

Securities available for sale were $5.5 million at March 31, 2005 compared to $22.2 million at December 31, 2004  This decrease of $16.7 million or 75% is due to the sale of the securities available for sale.  During the fourth quarter in 2004, Washtenaw initiated a strategy to hold or buy in the open market variable rate mortgage-backed securities.  The securities were primarily obtained in a securitization of loans held for sale in exchange for 100% of the beneficial interests in the form of mortgage backed securities.  The securities are pledged as collateral for repurchase agreements used to fund the mortgage-backed securities.  Management uses various derivative instruments to hedge the interest rate risks that exists.  The risk is due to the duration of the repurchase agreements being different than the related time until the underlying loans in the mortgage-backed securities reach their adjustment date.  Due to the increase in the borrowing costs, it is no longer beneficial to continue holding securities available for sale.

Mortgage Servicing Rights

Total MSRs were $17.4 million at March 31, 2005, a slight increase of $123,000, or less than one percent from $17.2 million at December 31, 2004.   This is primarily due to the positive MSRs valuation adjustment for the three months ended March 31, 2005.  The MSRs valuation adjustment was due to an increase in mortgage interest rates during the period, resulting in decreases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates.

In April 2004, Washtenaw began hedging a portion of its mortgage loan servicing portfolio.  Management has used ten-year treasury futures contracts and ten-year treasury put and call options to hedge against the reduction in the value of the MSRs due to a decline in mortgage interest rates.  The derivative instruments were purchased to protect between 20% and 25% of the servicing rights that can be hedged against declining interest rates.  All fixed rate loan servicing may be hedged, while arms and balloons are not.  The MSR valuation adjustment for the three months ended March 31, 2005, included a favorable MSRs valuation adjustment of $312,000.  During the same period, Washtenaw recognized a $260,000 unfavorable adjustment on MSRs hedging activity.

Washtenaw intends to sell approximately $300 million to $700 million in MSRs during the quarter ended June 30, 2005.  Management anticipates this will reduce the MSRs asset by approximately $3.0 million to $7.0 million at the sale date.  At the time of the sale, management will reduce its hedge position accordingly in an effort to hedge the same overall percentage of the MSRs.

LIABILITIES

At March 31, 2005, the total liabilities of The Washtenaw Group were $52.0 million as compared to $103.3 million at December 31, 2004, a decrease of $51.4 million or 50%. This decrease was primarily due to decreases in notes payable, repurchase agreements, and GNMA repurchase liability.

Due to Bank

Due to bank was $5.3 million at March 31, 2005 compared to $6.5 at December 31, 2004.  The decrease of $1.2 million or 18% was due to changes in mortgage loan production.  Due to bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented to and cleared by the bank.

Notes Payable

Notes payable was $33.8 million at March 31, 2005 compared to $60.0 million at December 31, 2004.  This decrease of $26.1 million or 44% was primarily caused by the decrease in loan originations during the quarter ended March 31, 2005.  The notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market.

GNMA repurchase liability

GNMA repurchase liability was $1.3 million at March 31, 2005 compared to $6.5 million at December 31, 2004.  This decrease of $5.2 million or 80% was primarily caused by the sale of approximately 80% of the GNMA mortgage servicing portfolio during the quarter ended March 31, 2005.  The GNMA repurchase liability represents Washtenaw’s right, but not an obligation, to repurchase eligible GNMA loans from the securities that Washtenaw services.

Repurchase Agreements

Washtenaw used repurchase agreements to fund its securities available for sale.  Repurchase agreements were $5.2 million at March 31, 2005 compared to $22.4 million at December 31, 2004.  This decrease of $17.2 million or 77%, in the repurchase agreements was primarily the result of the sale of securities available for sale.  The repurchase agreements have various maturity dates all within 30 days of the period end.

Other Liabilities

Other liabilities also decreased from $8.0 million at December 31, 2004 to $6.4 million or 21% as of March 31, 2005.  This decrease was primarily due to a decrease in fees on loans due FNMA and reserve for repurchases.  The fees on loans due to FNMA decreased $786,000 as a result of the decrease in loan production.  FNMA charges Washtenaw various fees at the loan level for certain type of loans based on the risk characteristics of the particular loan.  The reserve for repurchases decreased $748,000 as a result of fewer repurchase requests from investors and the payment of existing obligations.

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

To date The Washtenaw Group has conducted no business other than managing its investments in Washtenaw.  The Washtenaw Group’s source of funds is dividends paid by Washtenaw. Washtenaw’s sources of funds include cash from gains on sales of mortgage loans and servicing, net interest income, servicing fees and borrowings. Washtenaw sells its mortgage loans generally on a monthly basis to generate cash for operations. Washtenaw’s uses of cash in the short-term include the funding of mortgage loan purchases and originations and purchases of MSRs, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.  Long-term uses of cash may also include the funding of securitization activities or portfolios of loan or servicing assets.

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $80 million, of which $10 million represents a sublimit for servicing under contract for sale.  Effective May 1, 2005, these limits will decrease to $70 million and $9.0 million, respectively. Borrowing pursuant to the warehouse line of credit totaled $33.8 million at March 31, 2005 and $60.0 million at December 31, 2004, which included advances on the servicing sublimit of $7.8 million and $8.3 million for the aforementioned periods, respectively.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 4.25% and 3.75% at March 31, 2005 and December 31, 2004, respectively.  The effective interest rate paid on the warehouse line is reduced by compensating balances related to Washtenaw’s loan servicing portfolio.  The warehouse line of credit is payable on demand.  The terms of the warehouse line of credit impose certain limitations on the operations of Washtenaw.  Pursuant to the warehouse line of credit, Washtenaw must maintain a minimum servicing portfolio of $1.0 billion, a minimum net worth of $12.0 million plus 50% of net income, calculated in accordance with U.S. generally accepted accounting principles, and a minimum adjusted tangible net worth of $14.0 million plus 50% of net income.  Washtenaw must also maintain a ratio of total indebtedness to adjusted tangible net worth of no more than ten to one and maintain a ratio of adjusted total indebtedness to adjusted tangible net worth of no more than one to one.  For purposes of the warehouse line of credit, adjusted tangible net worth is defined as the excess of total assets over total liabilities, with certain additions and subtractions as specified in the warehouse line of credit agreement, primarily related to MSRs and deferred taxes.  As of March 31, 2005, Washtenaw’s servicing portfolio totaled $1.8 billion, net worth calculated in accordance with U.S. generally accepted accounting principles was $14.4 million and adjusted tangible net worth was $16.4 million.  Washtenaw’s ratio of total indebtedness to adjusted tangible net worth was 2.79 and adjusted total indebtedness to adjusted tangible net worth was 0.40.  Washtenaw met all of these covenants during all time periods reported.  The maturity date of the warehouse line agreement is August 1, 2005.

Washtenaw continues to consider other alternatives permitted by the credit agreement to improve liquidity. These actions include, but are not limited to, factoring of accounts receivable and establishing a line of credit collateralized by its outstanding real estate owned.

Washtenaw is also attempting to manage its liquidity requirements through the prudent use of its cash resources, effective management of working capital and capital expenditures and periodic sales of MSRs.

Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase.  These agreements typically have terms of less than 90 days and are treated as a source of financing.  The weighted average interest rate on these agreements to repurchase was 3.65% at March 31, 2005, and 3.15% at December 31, 2004.  At March 31, 2005, Washtenaw was not using these as a source of funds.

Washtenaw’s ability to continue to purchase loans and MSRs and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the MSRs in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations.  The value of and market for The Washtenaw Group’s loans and MSRs are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates, and governmental regulations.  A significant amount of Washtenaw’s loan production in any month is funded during the last several business days of that month.

Washtenaw generally grants commitments to fund mortgage loans for up to 60 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At March 31, 2005 and December 31, 2004, Washtenaw had outstanding rate-lock commitments to lend of $56.5 million and $52.7 million, respectively for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of March 31, 2005 and December 31, 2004, Washtenaw had outstanding commitments to sell $59.4 million and $64.9 million of mortgage loans, respectively.  These commitments will be funded within 90 days.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $5.3 million at March 31, 2005 and $6.5 million at December 31, 2004.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of The Washtenaw Group’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of The Washtenaw Group’s portfolio, see The Washtenaw Group’s Annual Report to Shareholders and Form 10-K for the fiscal year ended December 31, 2004.  Management believes that there has been no material change in The Washtenaw Group’s asset/liability position or the market value of The Washtenaw Group’s portfolio since December 31, 2004.

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

At this time, Washtenaw has reached an agreement to settle this dispute and the expected expense has been recorded.

There have been no other material changes to the pending legal proceedings to which The Washtenaw Group is a party since the filing of the registrant’s Form 10-K for the fiscal year ended December 31, 2004, nor have there been any material legal proceedings to which The Washtenaw Group is a party instituted since that date.

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

(a)          Exhibits

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

Date: May 13, 2005	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: May 13, 2005	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)