Form 10-Q
period 2005-06-30
WASHTENAW GROUP INC
filed 2005-08-15
CIK 1263282

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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

Common Stock Outstanding as of July 31, 2005

Common stock, $0.01 Par value                                                         4,488,351 Shares

THE WASHTENAW GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$100,000	$100,000
Accounts Receivable, net	5,044,669	7,107,462
Loans held for sale	45,256,674	68,518,733
Securities available for sale	—	22,234,244
Mortgage servicing rights, net	14,196,524	17,240,953
Other real estate owned	1,261,210	1,589,591
Premises and equipment, net	1,379,829	1,678,252
Other assets	524,121	835,787
	$67,763,027	$119,305,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to bank	$6,435,752	$6,507,279
Notes payable	22,165,473	59,952,788
GNMA Repurchase Liability	1,998,982	6,465,538
Repurchase agreements	21,061,183	22,390,336
Other liabilities	4,980,511	8,000,486
Total liabilities	56,641,901	103,316,427

Shareholders’ equity
Preferred stock, $.01 par value 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 9,000,000 shares authorized 4,488,351 outstanding at December 31, 2004 and 2003	44,884	44,884
Additional paid-in capital	2,006,816	2,006,816
Retained earnings	9,069,426	13,797,423
Unrealized gain on securities available for sale	—	139,472
Total shareholders’ equity	11,121,126	15,988,595

	$67,763,027	$119,305,022

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Interest income	$757,635	$1,205,151	$1,941,992	$2,413,992
Interest expense	461,520	845,919	931,138	887,552
Net interest income	296,115	359,232	1,010,854	1,526,440

Noninterest income
Servicing income	1,200,475	2,222,773	2,518,639	3,831,521
Gain (loss) on sales of mortgage servicing rights and loans, net	(516,888)	1,879,114	(31,953)	4,624,586
Gain/(loss) on sales of securities	(64,890)	—	57,218	—
Other income	164,148	291,292	351,736	580,340
Total noninterest income	782,845	4,393,179	2,895,642	9,036,447

Noninterest expense
Compensation and employee benefits	1,768,900	2,632,013	3,889,585	5,965,099
Occupancy and equipment	454,888	452,490	904,115	871,838
Telephone	43,685	76,827	85,025	155,207
Postage	52,642	112,370	143,323	260,294
Amortization of mortgage servicing rights	1,048,677	1,967,709	1,918,886	3,920,936
Mortgage servicing rights valuation adjustment and change in fair value of mortgage servicing rights hedges	265,402	(3,943,903)	213,861	(1,041,589)
Loss and provision for loss on loan repurchases and other real estate	1,197,077	2,248,651	2,001,169	2,865,485
Other noninterest expense	846,821	1,045,101	1,881,489	2,015,570
Total noninterest expense	5,678,092	4,591,258	11,037,453	15,012,840

Income (loss) before income taxes	(4,599,132)	161,153	(7,130,957)	(4,449,953)

Provision for income taxes	(1,544,624)	44,397	(2,402,959)	(1,463,371)

Net income (loss)	$(3,054,508)	$116,756	$(4,727,998)	$(2,986,582)

Basic and diluted earnings (loss) per share	$(0.68)	$0.03	$(1.05)	$(0.67)

Comprehensive income (loss)	$(3,054,508)	$116,756	$(4,588,526)	$(2,986,582)

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30,

	2005	2004
Cash flows from operating activities
Net cash provided by operating activities	$11,715,196	$23,350,342

Cash flows from investing activities
Proceeds from sales of securities available for sale	22,234,244	—
Proceeds from sales of mortgage servicing rights	4,958,146	8,852,931
Other real estate owned, net	328,382	(110,933)
Property and equipment expenditures	(47,973)	(448,434)
Net cash provided by investing activities	27,472,799	8,293,564

Cash flows from financing activities
Increase (Decrease) in due to bank	(71,527)	(204,590)
Increase (Decrease) in notes payable due on demand	(37,787,315)	(4,562,843)
Decrease in repurchase agreements	(1,329,153)	(26,876,473)
Net cash provided (used) by financing activities	(39,187,995)	(31,643,906)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	100,000	100,000
Cash and cash equivalents at end of period	$100,000	$100,000

See accompanying notes to consolidated financial statements

THE WASHTENAW GROUP, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the Six month period ended June 30, 2005 and 2004, include the accounts of The Washtenaw Group, Inc. (“The Washtenaw Group”) and its wholly owned subsidiary Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to The Washtenaw Group include the consolidated results of its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segments:

Washtenaw’s operations include one primary segment: mortgage banking.

Stock Compensation:

Compensation expense under stock options is reported using the intrinsic value method.  Stock-based compensation reflected in net income for the three and six months ended June 30, 2005 is zero as options granted had an exercise price less than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended June 30,
	2005	2004
Net income (loss) as reported	$(3,054,508)	$116,756
Deduct: Incremental stock-based compensation expense (benefit) determined under fair value based method	(782)	(3,078)
Pro forma net income (loss)	$(3,053,726)	$119,834

Basic earnings (loss) per share as reported	$(0.68)	$0.03
Pro forma basic earnings (loss) per share	(0.68)	0.03

Diluted earnings (loss) per share as reported	$(0.68)	$0.03
Pro forma diluted earnings (loss) per share	(0.68)	0.03

	Six Months Ended June 30,
	2005	2004

Net income (loss) as reported	$(4,727,998)	$(2,986,581)
Deduct: Incremental stock-based compensation expense (benefit) determined under fair value based method	(9,409)	(2,280)
Pro forma net income (loss)	$(4,718,589)	$(2,984,571)

Basic (loss) per share as reported	$(1.05)	$(0.67)
Pro forma basic (loss) per share	(1.05)	(0.67)

Diluted (loss) per share as reported	$(1.05)	$(0.67)
Pro forma diluted (loss) per share	(1.05)	(0.67)

Due to the spin-off (see Note 3), options outstanding of Pelican Financial, Inc. (“Pelican Financial”) at December 31, 2003 included 10,735 options that were held by employees of Washtenaw.  These options were cancelled during the first quarter of 2004 and replaced with 21,470 options on stock of The Washtenaw Group at an exercise price of $3.25.  These options were granted with an intrinsic value (market value per share, less option exercise price) substantially equal to the intrinsic value of the cancelled Pelican Financial options.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in The Washtenaw Group’s Form 10-K.

NOTE 3 – SPIN-OFF

On December 31, 2003, Pelican Financial, the former parent company of Washtenaw, distributed all of the outstanding shares of Washtenaw to the holders of Pelican Financial common stock on a share for share basis based on Pelican Financial shareholders of record on December 22, 2003.  Upon completion of the distribution on December 31, 2003, Washtenaw is no longer a subsidiary of Pelican Financial.  During the periods presented in the financial statements, Pelican Financial did not incur any expenses on behalf of Washtenaw.

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

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months	Three Months
	ended	ended
	June 30,	June 30,
	2005	2004

Basic earnings (loss) per share
Net income (loss)	$(3,054,508)	$116,756
Weighted average shares outstanding	4,488,351	4,488,351
Basic earnings (loss) per share	$(0.68)	$0.03

Diluted earnings (loss) per share
Net income (loss)	$(3,054,508)	$116,756
Weighted average shares outstanding	4,488,351	4,488,351
Dilutive effect of assumed exercise of stock options	—	2,509
Diluted average shares outstanding	4,488,351	4,490,860
Diluted earnings (loss) per share	$(0.68)	$0.03

	Six Months	Six Months
	ended	ended
	June 30,	June 30,
	2005	2004

Basic earnings (loss) per share
Net income (loss)	$(4,727,998)	$(2,986,581)
Weighted average shares outstanding	4,488,351	4,488,351
Basic earnings (loss) per share	$(1.05)	$(0.67)

Diluted earnings (loss) per share
Net income (loss)	$(4,727,998)	$(2,986,581)
Weighted average shares outstanding	4,488,351	4,488,351
Dilutive effect of assumed exercise of stock options	—	—
Diluted average shares outstanding	4,488,351	4,488,351
Diluted earnings (loss) per share	$(1.05)	$(0.67)

At June 30, 2005 there were 15,730 and 21,470 stock options outstanding that were not considered dilutive. There were no options outstanding during 2004.

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 30, 2005, The Washtenaw Group, Inc.’s operating subsidiary, Washtenaw Mortgage Company, entered into a subordinated promissory note with Charles C. Huffman for the purpose of borrowing $1.0 million from Mr. Huffman.  The loan is secured by a security interest in all mortgage servicing rights owned by Washtenaw Mortgage Company. The terms of the note call for a maturity on June 1, 2006 with interest payable monthly at a rate of prime plus 3%.

Mr. Huffman is the Chief Executive Officer and Chairman of the Board as well as a direct owner of approximately 44% of the outstanding shares of The Washtenaw Group, Inc.  Mr. Huffman received a 1% commitment fee upon execution of the note.

Pursuant to a Subordination Agreement among Washtenaw Mortgage Company, Mr. Huffman and National City Bank, the promissory note and the related security interest are subordinate to all liabilities now existing or hereafter arising under the Second Amended and Restated Warehousing Credit Agreement in place between Washtenaw Mortgage Company and its lenders.  Under the Subordination Agreement, payments under the note may only be made by the Company from the proceeds of the sale of servicing by the Company, such sale to be approved by the lenders as provided in the Warehousing Credit Agreement, and only after the occurrence of each of the following events: (i) all of the servicing advances under the Warehousing Credit Agreement have been repaid in full by the Company, (ii) the 2004 tax refund which is due to the Company has been received by the Company and immediately deposited by the Company into the collateral proceeds account under the Warehousing Credit Agreement, and (iii) all pending interest payments due and payable under the Warehousing Credit Agreement and related notes have been fully paid by the Company through such date.   The Subordination Agreement also provides, among other things, that the commencement of any foreclosure proceeding, or the enforcement of any other remedy under the subordinated promissory note by Mr. Huffman will constitute a default under the Warehousing Credit Agreement at the time of such commencement or enforcement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Washtenaw Group serves as the holding company of Washtenaw.   The Washtenaw Group’s operations involve correspondent, wholesale and retail mortgage banking.  The operation involves the origination and purchase of single-family residential mortgage loans in approximately 40 states, the sale of these loans, usually on a pooled and securitized basis, in the secondary market, and the servicing of mortgage loans for investors.

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

The Washtenaw Group is currently in discussion with various parties in an attempt to increase the capital of the company.  At this time, management is uncertain if this process will be successful.

If The Washtenaw Group is not successful, and possibly even if it is successful, in implementing these actions, it may continue to experience operating losses, which would hinder its ability to pay down existing indebtedness, fund future growth and provide returns to stockholders.

CRITICAL ACCOUNTING POLICIES

The accounting policies that have the greatest impact on the Washtenaw Group’s financial condition and results of operations and that require the most judgment relate to its mortgage activities.  The Washtenaw Group’s accounting policy for gain on sale of loans, mortgage servicing rights (MSR), interest rate risk management activities and litigation and claims and estimate of losses on future loan repurchases have not changed since December 31, 2004.  These accounting policies are described more fully in the annual report on Form 10-K for the year ended December 31, 2004.

EARNINGS PERFORMANCE

The Washtenaw Group reported net loss of $3.1 million for the three months ended June 30, 2005, compared to net income of $117,000 for the three months ended June 30, 2004.  Basic and diluted earnings per share was a loss of $0.68 per share compared to earnings of  $0.03 per share for the quarters ended June 30, 2005 and June 30, 2004, respectively. The Washtenaw Group reported net loss of $4.7 million for the six months ended June 30, 2005, compared to net loss of $3.0 million for the six months ended June 30, 2004.  Basic and diluted earnings per share was a loss of $1.05 per share compared to a loss of  $0.67 per share for the six months ended June 30, 2005 and 2004 respectively.

RESULTS OF OPERATIONS

Loan Production

Loan production was $155 million and $384 million for the three months ended June 30, 2005 and 2004, respectively.  The volume of loans produced for the six months ended June 30, 2005 totaled $324 million as compared to $778 million for the six months ended June 30, 2004, a decrease of $454 million or 58%.  The decrease was the result higher interest rates during the respective periods as well as increased price competition from Washtenaw’s competitiors.

Noninterest Income

Noninterest Income was $783,000 and $4.4 million for the three months ended June 30, 2005 and 2004, respectively. Total noninterest income for the six months ended June 30, 2005 was $2.9 million, compared to $9.0 million for the six months ended June 30, 2004, a decrease of $6.1 million or 68%. This decrease was primarily due to a 101% decrease in the gain on sales of MSRs and loans.  The decrease in gain on sale of MSRs and loans was primarily due to a decrease in the overall new loan origination volume in the first six months of 2005.  In addition, the gains on sale of MSRs and loans was affected by reduced profit margins on each new loan origination as a result of the current interest rate environment.   Finally, Washtenaw incurred a loss on a sale of MSRs of approximately $500,000 in the quarter ended June 30, 2005.  This sale was consummated to generate immediate cash flow for operating purposes.

Loan Servicing

At June 30, 2005, Washtenaw serviced $1.8 billion of loans compared to $2.5 billion at June 30, 2004, a 29% decrease.  This is the result of bulk servicing sales totaling $665 million in the second half of the year ended December 31, 2004 and two additional bulk sales totaling $335.7 million in the six months ended June 30, 2005.  In addition, Washtenaw is currently retaining a very small amount of servicing rights on current production

At June 30, 2005 and 2004, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.  Service fee income, net of amortization was $152,000 and $255,000 for the three months ended June 30, 2005 and $600,000 and $717,000 for the six months ended June 30, 2005 and June 30, 2004, respectively.  Servicing income decreased $1.0 million for the three months ended and $1.3 million for the six months ended June 30, 2005 due to the decrease in the servicing portfolio.

Noninterest Expense

Noninterest expense was $5.7 million and $4.6 million for the three months ended June 30, 2005 and 2004, respectively. Total noninterest expense for the six months ended June 30, 2005 was $11.0 million, compared to $15.0 million for the same period in 2004, a decrease of $4.0 million or 26%. The increase for the three month period is due to the change from a credit to a charge in the MSRs valuation adjustment of $4.2 million for the three month ended June 30, 2005.  Excluding the MSR valuation adjustment, noninterest expense decreased $3.1 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004   The decrease was primarily due to the decrease in employee compensation and benefits expenses, amortization of MSRs and a decrease in the loan loss and provision for loss on loan repurchases and other real estate. The decrease in employee compensation and benefits was the result of a decrease in operations staff due to attrition, a reduction in overtime expense, a 20% reduction in officer compensation and reduced commissions paid due to decreasing volume. The decrease in amortization of MSRs is the result of the decrease in mortgage loan servicing.  The decrease in the loss and provision for loss on loan repurchases and other real estate was due to a decrease in repurchase requests. Washtenaw establishes a reserve for repurchases based on mortgage loan production.  The reserve is established based on historical repurchase experience and current repurchase requests.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of The Washtenaw Group.

ASSETS

At June 30, 2005, total assets of The Washtenaw Group equaled $67.8 million as compared to $119.3 million at December 31, 2004, a decrease of $51.5 million or 43%. The decrease is primarily due to the decrease in loans held for sale and securities available for sale.

Loans Held for Sale

Loans held for sale were $45.3 million at June 30, 2005 compared to $68.5 million at December 31, 2004.  This decrease of $23.2 million or 34% was the result of a decrease in mortgage loan production.

Securities Available for Sale

Securities available for sale were zero at June 30, 2005, compared to $22.2 million at December 31, 2004. During the fourth quarter in 2004, Washtenaw initiated a strategy to hold or buy in the open market variable rate mortgage-backed securities.  The securities were primarily obtained in a securitization of loans held for sale in exchange for 100% of the beneficial interests in the form of mortgage backed securities.  The securities are pledged as collateral for repurchase agreements used to fund the mortgage-backed securities.  Management uses various derivative instruments to hedge the interest rate risks that exists.  The risk is due to the duration of the repurchase agreements being different than the related time until the underlying loans in the mortgage-backed securities reach their adjustment date.  Due to the increase in the borrowing costs and the flattening of the yield curve, it is no longer beneficial to continue holding securities available for sale.  Washtenaw discontinued holding securities available for sale in April 2005.

Mortgage Servicing Rights

Total MSRs were $14.2 million at June 30, 2005, a decrease of $3.0 million or 18% from $17.2 million at December 31, 2004.  The decrease is primarily the result of a bulk servicing sale of $242.3 million in the quarter ended June 30, 2005.  The MSR asset was decreased by approximately $2.4 million as a result of the sale.  In addition $1.9 million of amortization was recorded for the six months ended June 30, 2005.  This was offset by an increase in the fair value of $214,000 in the remaining MSRs as mortgage interest rates increased.  In general, servicing right values tend to decline in a falling interest rate environment and increase in a rising interest rate environment.  Management cannot predict future market interest rate levels or the magnitude of future servicing valuation adjustments; however, the potential for further impairment charges exist depending on the mortgage interest rate environment.  The MSRs asset also increased due to the retention of a small amount of MSRs on newly originated loans.

In April 2004, Washtenaw began hedging a portion of its mortgage loan servicing portfolio.   During the quarter, management has used ten year Treasury futures contracts and ten year Treasury put and call options to hedge against the reduction in the value of the MSRs due to a decline in mortgage interest rates.  The derivative instruments were purchased to protect between 20% and 25% of the MSRs that can be hedged against declining interest rates.  All fixed rate loan servicing can be hedged while arms and balloons are not.  For the six months ended June 30, 2005, Washtenaw recognized a $500,000 unfavorable MSR valuation adjustment.  During the same period, Washtenaw realized a $286,000 gain on MSR hedging activity.

Washtenaw intends to sell approximately $900 million in MSRs during the quarter ending September 30, 2005.  Management anticipates this will reduce the MSR asset by approximately $9.0 million at the sale date.  At the time of the sale, management will reduce its hedge position accordingly in an effort to hedge the same overall percentage of the MSRs.

LIABILITIES

At June 30, 2005, the total liabilities of The Washtenaw Group were $56.6 million as compared to $103.3 million at December 31, 2004, a decrease of $46.7 million or 45%. This decrease was primarily due to decreases in notes payable, GNMA repurchase liability, repurchase agreements and other liabilities.

Notes Payable

Notes payable was $22.2 million at June 30, 2005 compared to $59.9 million at December 31, 2004.  This decrease of $37.7 million or 63% was primarily due to the to the decrease in loan originations during the quarter ended June 30, 2005 and the increased use of repurchase agreements as a source of funding the loans held for sale.  The notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market.   Washtenaw receives an earnings credit calculated on the average balance of the custodial accounts maintained with its warehouse lender.  As Washtenaw has sold MSRs, the average balances have decreased and the result has been that the use of repurchase agreements has become a lower cost funding source.

GNMA Repurchase Liability

GNMA repurchase liability was $1.9 million at June 30, 2005, compared to $6.5 million at December 31, 2004.  This decrease of $4.6 million or 70% was the result of the sale of approximately 90% of all the GNMA MSRs in 2005.  The GNMA repurchase liability represents Washtenaw’s right, but not an obligation, to repurchase eligible GNMA loans from the securities that Washtenaw services.

Repurchase Agreements

Repurchase agreements were $21.1 million at June 30, 2005, compared to $22.4 million at December 31, 2004.  At December 31, 2004, $21.4 million of the repurchase agreements were being used to fund securities available for sale were subsequently sold.  As describe above, Washtenaw is now making greater use of repurchase agreements as a source of funding for loans held for sale.

Other Liabilities

Other liabilities also decreased from $8.0 million at December 31, 2004 to $5.0 million or 38% as of June 30, 2005.  This decrease was primarily due to the reduction of the federal income tax liability and reserve for repurchase.  The federal income tax liability decreased $2.3 million and the reserve for repurchase decreased $211,100 as a result of fewer repurchase requests from investors and the payment of existing obligations.

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

To date The Washtenaw Group has conducted no business other than managing its investments in Washtenaw.  The Washtenaw Group’s source of funds is dividends paid by Washtenaw. Washtenaw’s sources of funds include cash from gains on sales of mortgage loans and servicing, net interest income, and servicing fees and borrowings. Washtenaw sells its mortgage loans generally on a monthly basis to generate cash for operations. Washtenaw’s uses of cash in the short-term include the funding of mortgage loan purchases and originations and purchases of MSRs, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.  Long-term uses of cash may also include the funding of securitization activities or portfolios of loan or servicing assets.

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $40 million, of which $8.0 million represents a sublimit for servicing under contract for sale.  The warehouse line of credit and sublimit for servicing advance will be reduced to $27,500,000 and zero over the next 90 days. Borrowing pursuant to the warehouse line of credit totaled $22.2 million at June 30, 2005 and $60.0 million at December 31, 2004, which included advances on the servicing sublimit of $6.3 million and $8.3 million for the aforementioned periods, respectively.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.875% resulting in effective rates of 5.13% and 3.75% at June 30, 2005 and December 31, 2004, respectively.  The effective interest rate paid on the warehouse line of credit is reduced by compensating balances related to Washtenaw’s loan servicing portfolio.  The warehouse line of credit is payable on demand.  The terms of the warehouse line of credit impose certain limitations on the operations of Washtenaw.  Pursuant to the warehouse line of credit, Washtenaw must maintain a minimum net worth of $9.0 million plus 50% of net income, calculated in accordance with U.S. generally accepted accounting principles, and a minimum adjusted tangible net worth of $9.0 million plus 50% of net income.  Washtenaw must also maintain a ratio of total indebtedness to adjusted tangible net worth of no more than eight to one and maintain a ratio of adjusted total indebtedness to adjusted tangible net worth of no more than one to one.  For purposes of the warehouse line of credit, adjusted tangible net worth is defined as the excess of total assets over total liabilities, with certain additions and subtractions as specified in the warehouse line of credit agreement, primarily related to MSRs and deferred taxes.  As of June 30, 2005, Washtenaw’s, net worth calculated in accordance with U.S. generally accepted accounting principles was $11.5 million and adjusted tangible net worth was $12.0 million.  Washtenaw’s ratio of total indebtedness to adjusted tangible net worth was 2.73 and adjusted total indebtedness to adjusted tangible net worth was 0.52.  Washtenaw met all of these covenants during all time periods reported.  The maturity date of the warehouse line of credit agreement is November 1, 2005.

Washtenaw continues to consider other alternatives permitted by its warehouse line of credit agreement to improve liquidity. These actions include, but are not limited to, factoring of accounts receivable and establishing a line of credit collateralized by its outstanding real estate owned.

Washtenaw is also attempting to manage its liquidity requirements through the prudent use of its cash resources, effective management of working capital and capital expenditures and periodic sales of mortgage servicing rights.

Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase.  These agreements typically have terms of less than 90 days and are treated as a source of financing.  The weighted average interest rate on these agreements to repurchase was 4.15% at June 30, 2005, and 3.15% at December 31, 2004.

Washtenaw’s ability to continue to purchase loans and MSRs and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the MSRs in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse credit facility, thereby creating borrowing capacity to fund new purchases and originations.  The value of and market for The Washtenaw Group’s loans and MSRs are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates, Washtenaw’s financial condition and governmental regulations.  A significant amount of Washtenaw’s loan production in any month is funded during the last several business days of that month.

Washtenaw generally grants commitments to fund mortgage loans for up to 60 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At June 30, 2005 and December 31, 2004, Washtenaw had outstanding rate-lock commitments to lend of $60.5 million and $52.7 million, respectively for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of June 30, 2005 and December 31, 2004, Washtenaw had outstanding commitments to sell $62.6 million and $64.9 million of mortgage loans, respectively.  These commitments will be funded within 90 days.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $6.4 million at June 30, 2005 and $6.5 million at December 31, 2004.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

Item 4.  Controls and Procedures

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within The Washtenaw Group have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  The Washtenaw Group conducts periodic evaluations to enhance, where necessary, its procedures and controls.

Part II. Other Information

Item 1.   Legal Proceedings

There have been no other material changes to the pending legal proceedings to which The Washtenaw Group is a party since the filing of the registrant’s Form 10-K for the year ended December 31, 2004 or the filing of the registrant’s Form 10-Q for the quarterly period ended March 31, 2005. In addition, there have been no material legal proceedings to which The Washtenaw Group is a party instituted since that date.  The Washtenaw Mortgage Co. v Chase Manhattan Mortgage Corp., Civil Action No. 04-73451, United States District Court for the Eastern District of Michigan (Southern Division) was settled as described in the March 31, 2005 Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Shareholders

The Washtenaw Group, Inc held its 2005 Annual Meeting of Shareholders on April 28, 2005 at which the shareholders voted (a) to elect three persons to the Board of Directors to serve for a term of three years, and (b) to ratify the appointment of Crowe Chizek and Company, LLC as independent public accountants for the year ending December 31, 2005.

(a) The following directors were elected at the annual meeting to serve  three-year terms.

	For	Against	Abstentions
Raleigh E. Allen	3,543,857	390,141	0
Timothy J. Ryan	3,544,057	389,941	0
S. Lynn Stokes	3,544,057	389,941	0

The names of the directors elected whose term of office continued after the annual meeting are as follows:

Robert C. Huffman

Charles C. Huffman

Howard M. Nathan

Scott D. Miller

(b) The shareholders ratified the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending December 31, 2005 by the following votes:  3,740,478 for, 8,300 against, and 185,220 abstained.

Item 5.   Other Information

(a)          Not applicable

(b)         Not applicable

Item 6.   Exhibits

Exhibit Number	Description

2.1	Plan of Distribution (1)

3.1	Articles Incorporation of The Washtenaw Group, Inc. (1)

3.2	Bylaws of The Washtenaw Group, Inc. (1)

4	Form of Common Stock Certificate of The Washtenaw Group, Inc. (1)

10.1	Master Agreement between Federal National Mortgage Association and Washtenaw Mortgage Company dated December 21, 1998 (1)

10.2	Transitional Services Agreement between Pelican Financial, Inc. and The Washtenaw Group, Inc. (1)

10.3	The Washtenaw Group, Inc. Stock Option and Incentive Plan (1)

10.4	Second Amended and Restated Warehousing Credit Agreement

10.5	Subordinated Promissory Note in Favor of Washtenaw Mortgage Company

10.6	Subordination Agreement among Washtenaw Mortgage Company, Charles C. Huffman and National City Bank

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to Exhibit bearing the same number in The Washtenaw Group, Inc.’s Registration Statement on Form 10, filed on September 11, 2004, as amended (Reg. No. 001-31795)

The Washtenaw Group, Inc. and Subsidiary

Signatures

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2005	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

2.1	Plan of Distribution (1)

3.1	Articles Incorporation of The Washtenaw Group, Inc. (1)

3.2	Bylaws of The Washtenaw Group, Inc. (1)

4	Form of Common Stock Certificate of The Washtenaw Group, Inc. (1)

10.1	Master Agreement between Federal National Mortgage Association and Washtenaw Mortgage Company dated December 21, 1998 (1)

10.2	Transitional Services Agreement between Pelican Financial, Inc. and The Washtenaw Group, Inc. (1)

10.3	The Washtenaw Group, Inc. Stock Option and Incentive Plan (1)

10.4	Second Amended and Restated Warehousing Credit Agreement

10.5	Subordinated Promissory Note in Favor of Washtenaw Mortgage Company

10.6	Subordination Agreement among Washtenaw Mortgage Company, Charles C. Huffman and National City Bank

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to Exhibit bearing the same number in The Washtenaw Group, Inc.’s Registration Statement on Form 10, filed on September 11, 2004, as amended (Reg. No. 001-31795).