Form 10-Q
period 2005-09-30
WASHTENAW GROUP INC
filed 2005-11-14
CIK 1263282

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ]   Quarterly Report Pursuant To Section 13 or 15 (d) of the
Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 2005
                                       Or

[   ]   Transition Report Pursuant To Section 13 or 15 (d) of the
Securities Exchange Act of 1934
                        Commission file number  1-31795

                            The Washtenaw Group, Inc.
            (Exact name of registrant as specified in its charter)

Michigan                                                     20-0126218
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                           Identification No.)
     3767 Ranchero Drive
                            Ann Arbor, Michigan 48108
                    (Address of Principal Executive Offices)

                                  734-662-9733
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No  [  ]
===

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes [   ]  No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes [   ]   No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of October 31, 2005

Common stock, $0.01 Par value ............................ 4,488,351 Shares

                                      Index


Part I. Financial Information
     Item 1.   Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 2005 and December 31,
         2004                                                                                             3

         Consolidated Statements of Income and Comprehensive Income for
         the Three and Nine Months Ended September 30, 2005 and 2004                                      4


         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2005 and 2004                                                                      5

         Notes to Consolidated Financial Statements                                                       6-9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       10-14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  15

   Item 4.  Controls and Procedures                                                                       15


Part II.        Other Information
     Item 1.  Legal Proceedings                                                                           15

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 15

     Item 3.  Defaults Upon Senior Securities                                                             15

     Item 4.  Submission of Matters to a Vote of Security Holders                                         15

     Item 5.  Other Information                                                                           16-17

     Item 6.  Exhibits                                                                                    17



Item 1:  Financial Statements (unaudited)

                            THE WASHTENAW GROUP, INC.
                     Consolidated Balance Sheets (Unaudited)



                                                                          September 30,                 December 31,
                                                                              2005                          2004
                                                                              ----                          ----
                                                                          (Unaudited)
ASSETS
  Cash and cash equivalents                                      $          100,000                  $          100,000
  Accounts Receivable, net                                               12,264,116                           7,107,462
  Loans held for sale                                                    23,431,047                          68,518,733
  Securities available for sale                                                   -                          22,234,244
  Mortgage servicing rights,net                                           4,397,106                          17,240,953
  Other real estate owned                                                   685,313                           1,589,591
  Premises and equipment, net                                             1,222,507                           1,678,252

  Other assets                                                              612,156                             835,787
                                                                ---------------------------------   ---------------------
                                                                 $       42,712,245                    $    119,305,022
                                                                =================================   =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Due to bank                                                    $        2,880,752                   $       6,507,279
  Notes payable                                                          17,329,869                          59,952,788
  Repurchase agreements                                                   7,920,312                          22,390,336
  GNMA Repurchase Liability                                               1,562,294                           6,465,538
  Other liabilities                                                       4,417,227                           8,000,485
                                                                ---------------------------------   ---------------------
      Total liabilities                                                  34,110,454                         103,316,426

Shareholders' equity
  Preferred Stock, $.01 par value 1,000,000 shares authorized;
  none outstanding                                                                -                                   -

  Common stock, $.01 par value 9,000,000 shares authorized;                  44,884                              44,884
  4,488,351 outstanding at September 30, 2005 and December
  31, 2004
  Additional paid-in capital                                              1,997,407                           2,006,816
  Retained earnings                                                       6,559,500                          13,797,423

  Unrealized gain on securities available for sale                                -                             139,473
                                                                ---------------------------------   ---------------------
       Total shareholders' equity                                         8,601,791                          15,988,596
                                                                ---------------------------------   ---------------------
                                                                 $       42,712,245                    $    119,305,022
                                                                =================================   =====================



                        THE WASHTENAW GROUP, INC.
            Consolidated Statements of Income (Unaudited)



                                                                Three Months Ended                   Nine Months Ended
                                                                  September 30,                       September 30,

                                                              2005              2004             2005               2004
                                                         ---------------    -------------    --------------    ---------------
Interest income                                            648,003            759,471          2,589,995          $  3,173,463

Interest expense                                           364,970            627,301          1,296,107             2,294,982
                                                         ---------------    -------------    --------------    ---------------
Net interest income                                        283,033            132,170          1,293,887               878,481


Noninterest income

   Servicing income                                      998,734            2,137,041        3,517,373         6,748,692
   Gain (loss) on sales of mortgage
     servicing rights and
        loans, net                                       (761,442)          1,628,134        (793,395)         6,252,720

   Gain on sales of securities                           -                  -                57,218            -

   Other income                                          143,617            208,630          495,354           788,970
                                                         ---------------    -------------    --------------    ---------------
      Total noninterest income                           380,908            3,973,805        3,276,550         13,790,382


Noninterest expense

   Compensation and employee benefits                    1,755,542          2,305,171        5,645,127         8,270,469

   Occupancy and equipment                               417,052            509,951          1,321,167         1,381,789

   Telephone                                             47,560             84,418           132,585           239,624

   Postage                                               82,065             103,862          225,388           364,157

   Amortization of mortgage servicing rights             750,196            2,046,115        2,669,082         5,967,051
   Mortgage servicing rights valuation adjustment and
change
        in fair value of mortgage servicing rights
hedges                                                   (498,294)          100,760          (284,433)         (940,829)
   Loss and provision for loss on loan repurchases and

        other real estate                                1,155,653          1,576,413        3,156,822         4,441,898

   Other noninterest expense                             724,206            794,978          2,605,695         2,810,348
                                                         ---------------    -------------    --------------    ---------------

      Total noninterest expense                          4,433,980          7,521,668        15,471,433           22,534,507
                                                         ---------------    -------------    --------------    ---------------



Loss before income taxes                                 (3,770,038)        (3,415,693)      (10,900,995)      (7,865,644)


Provision (benefit) for income taxes                     (1,260,112)        (1,157,723)      (3,663,072)       (2,621,094)
                                                         ---------------    -------------    --------------    ---------------

Net loss                                                  $ (2,509,926)     (2,257,970)      (7,237,924)        $ (5,244,550)
                                                         ===============    =============    ==============    ===============

Basic and diluted loss per share                         (0.56)             (0.50)           (1.61)            (1.17)
                                                         ===============    =============    ==============    ===============

Comprehensive loss                                        $ (2,509,926)     (2,257,970)      (7,377,397)        $ (5,244,550)
                                                         ===============    =============    ==============    ===============


                            THE WASHTENAW GROUP, INC
                Consolidated Statements of Cash Flows (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                         2005                       2004
                                                                -----------------------    -----------------------
Cash flows from operating activities
           Net cash provided by operating activities                      $ 28,387,378               $ 41,709,291

Cash Flows From Investing Activities:
           Proceeds from sales of securities available for
           sale                                                             22,234,244     -
           Proceeds from sales of mortgage servicing rights                  9,242,595                 13,096,226
           Other real estate owned, net                                        904,279                  (283,907)
           Property and equipment expenditures                                (49,026)                  (697,055)
                                                                -----------------------    -----------------------
                       Net cash provided by investing                       32,332,092                 12,115,265
                       activities

Cash flows from financing activities
           Decrease in due to bank                                         (3,626,527)                (4,075,144)
           Decrease in notes payable due on demand                        (42,622,919)               (13,920,934)
           Decrease in repurchase aggreements                             (14,470,024)               (35,828,478)
                                                                -----------------------    -----------------------
                       Net cash used by financing                         (60,719,470)               (53,824,556)
                       activities


Net Change in cash, cash equivalents                            -                          -
Cash and cash equivalents at beginning of period                               100,000                    100,000
                                                                -----------------------    -----------------------

Cash and cash equivalents at end of period                                  $  100,000                $   100,000
                                                                =======================    =======================


                                        6
                            THE WASHTENAW GROUP, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2005 and 2004, include the accounts of The Washtenaw Group, Inc. ("The Washtenaw Group") and its wholly owned subsidiary Washtenaw Mortgage Company ("Washtenaw") for all periods. All references herein to The Washtenaw Group include the consolidated results of its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Operating Segments:
Washtenaw's operations include one primary segment: mortgage banking.

Stock Compensation:
Compensation expense under stock options is reported using the intrinsic value method. Stock-based compensation reflected in net income for the three and nine months ended September 30, 2005 is zero as options granted had an exercise price less than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                     Three Months Ended September 30,
                                                                     2005                        2004
                                                                 --------------             ---------------
Net loss as reported                                              ($2,509,926)                ($2,257,970)
 Deduct: Incremental stock-based compensation expense
     determined under fair value based method                                -                       1,140
                                                                 --------------             ---------------
  Pro forma net loss                                              ($2,509,926)                ($2,259,110)

Basic loss per share as reported                                        (0.56)                      (0.50)
Pro forma basic loss per share                                                                      (0.50)
                                                                        (0.56)

Diluted earnings (loss) per share                                       (0.56)                      (0.50)
Pro forma diluted earnings (loss) per share                             (0.56)                      (0.50)

                                                                      Nine Months Ended September 30,
                                                                     2005                        2004
                                                                 --------------             ---------------

Net loss as reported                                              ($7,237,924)                ($5,244,550)
 Deduct: Incremental stock-based compensation expense
     determined under fair value based method                                -                     (1,140)
                                                                 --------------             ---------------
  Pro forma net loss                                              ($7,237,924)                ($5,243,410)

Basic loss per share as reported                                        (1.61)                      (1.17)
Pro forma basic loss per share                                          (1.61)                      (1.17)

Diluted loss per share                                                  (1.61)                      (1.17)
Pro forma diluted loss per share                                        (1.61)                      (1.17)


Due to the spin-off (see Note 3), options outstanding of Pelican Financial, Inc. ("Pelican Financial") at December 31, 2003 included 10,735 options that were held by employees of Washtenaw. These options were cancelled during the first quarter of 2004 and replaced with 21,470 options on stock of The Washtenaw Group at an exercise price of $3.25. These options were granted with an intrinsic value (market value per share, less option exercise price) substantially equal to the intrinsic value of the cancelled Pelican Financial options.

                           THE WASHTENAW GROUP, INC.
             Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal year beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. All existing options are fully vested therefore no additional compensation expense is anticipated in 2006 and 2007.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in The Washtenaw Group's Form 10-K.

NOTE 3 - SPIN-OFF

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

                          THE WASHTENAW GROUP, INC.
          Notes to the Consolidated Financial Statements (Unaudited)

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

                                                           Three Months         Three Months
                                                              ended                ended
                                                           September 30,        September 30,
                                                               2005                  2004
Basic loss per share
  Net loss                                               $  (2,509,926)         $  (2,257,970)
  Weighted average shares outstanding                        4,488,351              4,488,351
  Basic loss per share                                   $       (0.56)         $      ( 0.50)

Diluted loss per share
  Net loss                                               $ (2,509,926)          $  (2,257,970)
  Weighted average shares outstanding                       4,488,351               4,488,351
  Dilutive effect of assumed exercise of stock options            -                       _-
  Diluted average shares outstanding                        4,488,351               4,488,351
    Diluted loss per share                               $      (0.56)          $       (0.50)




                                                                                              Nine
                                                                     Nine Months             Months
                                                                        Ended                 Ended
                                                                      September            September
                                                                         30,                  30,
                                                                        2005                  2004
                                                                   ----------------       -------------
Basic loss per share
Net loss                                                           (7,237,924)            (5,244,550)

Weighted averages shares outstanding                               4,488,351              4,488,351
                                                                   ----------------       -------------

Basic loss per share                                               (1.61)                 (1.17)
                                                                   ================       =============

Diluted loss per share
Net loss                                                           (7,237,924)            (5,244,550)

Weighted average shares outstanding                                4,488,351              4,488,351

Dilutive effect of assumed exercise of stock options               -                      -
                                                                   ----------------       -------------

Diluted average shares outstanding                                 4,488,351              4,488,351
                                                                   ----------------       -------------

Diluted loss per share                                             (1.61)                 (1.17)
                                                                   ================       =============




For the nine months ended September 30, 2005 and 2004 there were 15,620 and 21,470 stock options outstanding that were not considered dilutive.

NOTE 5 - RELATED PARTY TRANSACTIONS

On June 30, 2005, The Washtenaw Group's operating subsidiary, Washtenaw, entered into a subordinated promissory note with Charles C. Huffman for the purpose of borrowing $1.0 million from Mr. Huffman. The loan is secured by a security interest in all mortgage servicing rights owned by Washtenaw Mortgage Company. The terms of the note call for a maturity on June 1, 2006 with interest payable monthly at a rate of prime plus 3%.

Mr. Huffman is the Chief Executive Officer and Chairman of the Board as well as a direct owner of approximately 44% of the outstanding shares of The Washtenaw Group. Mr. Huffman received a 1% commitment fee upon execution of the subordinated promissory note.

                       THE WASHTENAW GROUP, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Pursuant to a Subordination Agreement among Washtenaw, Mr. Huffman and National City Bank, the subordinated promissory note in favor of Mr. Huffman and the related security interest are subordinate to all liabilities now existing or hereafter arising under the Second Amended and Restated Warehousing Credit Agreement in place between Washtenaw and its lenders. Under the Subordination Agreement, payments under the subordinated promissory note may only be made by Washtenaw from the proceeds of the sale of servicing rights by Washtenaw, such sale to be approved by the lenders as provided in the Warehousing Credit Agreement, and only after the occurrence of each of the following events: (i) all of the advances under the Warehousing Credit Agreement have been repaid in full by the Washtenaw; (ii) the 2004 tax refund which is due to Washtenaw has been received by Washtenaw and immediately deposited by it into the collateral proceeds account under the Warehousing Credit Agreement,; and (iii) all pending interest payments due and payable under the Warehousing Credit Agreement and related notes have been fully paid by Washtenaw through such date. The Subordination Agreement also provides, among other things, that the commencement of any foreclosure proceeding, or the enforcement of any other remedy under the subordinated promissory note by Mr. Huffman, will constitute a default under the Warehousing Credit Agreement at the time of such commencement or enforcement.

NOTE 6--MANAGEMENT PLANS

To address the deterioration in operating performance, management has initiated plans to: (a) consolidate departments and cross train employees to further reduce employee headcount; (b) rationalize and reduce capital expenditures to more closely align capital spending with expected incremental loan production volume; (c) consider alternative loan sale mechanisms to improve profit margin per loan; (d) implement technological tools and provide further training to its loan underwriters to reduce future loan repurchases; (e) expand the loan products offered to its customers to increase loan production; and (f) implement a number of other cost reduction initiatives.

If The Washtenaw Group is not successful, and possibly even if it is successful, in implementing these actions, it may continue to experience operating losses, which would hinder its ability to pay down existing indebtedness, fund future growth and provide returns to stockholders.

On November 11, 2005 The Washtenaw Group, Inc. announced it has signed a non-binding Letter of Intent to receive an immediate infusion of $1.5 million from GenStone Financial ("Genstone") in exchange for 6 million newly issued shares of common stock, which, if and when issued would represent 57% of the common shares outstanding, followed by an additional investment of $3.5 million in Convertible Preferred shares, by February 2006. GenStone is a unit of GenStone Acquisition Company LLC, a certified Minority Business Enterprise.

Under the proposed terms of the Letter of Intent, The Washtenaw Group, Inc. will negotiate a management agreement which will eventually cede management control to GenStone. Upon completion of the transaction, a new senior-management team of The Washtenaw Group, Inc, will include a new Chief Executive Officer and President and the existing Board of Directors will be replaced. The parties are in the process of negotiating a definitive agreement. However, there can be no assurances that the infusion of capital will occur or, if it does occur, that such infusion will result in an increase in the revenues of The Washtenaw Group in an amount sufficient to render its mortgage lending and related businesses profitable.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Discussions of certain matters in this quarterly report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "may", "will", "should", "would", and "could". The Washtenaw Group does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, or events or circumstances after the date of such statements.

 Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from The Washtenaw Group's investments and operations; risks that the proposed transaction with GenStone described herein will not be consummated on the terms disclosed in the non-binding Letter of Intent, or at all; risks resulting from the potential adverse effect on The Washtenaw Group's business and operations of the transactions contemplated by the non-binding Letter of Intent; risks resulting from the decreased amount of time and attention that management can devote to The Washtenaw Group's business while also devoting its attention to completing the proposed transaction with GenStone; and risks associated with the increase in operating costs resulting from the additional expenses The Washtenaw Group has incurred and will continue to incur in connection with the proposed transaction with GenStone. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

OVERVIEW AND MANAGEMENT PLANS

The Washtenaw Group serves as the holding company of Washtenaw. The Washtenaw Group's operations involve correspondent, wholesale and retail mortgage banking. The operation involves the origination and purchase of single-family residential mortgage loans in approximately 40 states, the sale of these loans, usually on a pooled and securitized basis, in the secondary market, and the servicing of mortgage loans for investors.

The Washtenaw Group's earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; fee income from servicing mortgages held by investors; and gains realized on sales of mortgage loans and mortgage servicing rights. These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates), as well as changes in the volume of mortgage originations nationwide and prepayments of outstanding mortgages.

To address the deterioration in operating performance, management has initiated plans to: (a) consolidate departments and cross train employees to further reduce employee headcount; (b) rationalize and reduce capital expenditures to more closely align capital spending with expected incremental loan production volume; (c) consider alternative loan sale mechanisms to improve profit margin per loan; (d) implement technological tools and provide further training to its loan underwriters to reduce future loan repurchases; (e) expand the loan products offered to its customers to increase loan production; and (f) implement a number of other cost reduction initiatives.

If The Washtenaw Group is not successful, and possibly even if it is successful, in implementing these actions, it may continue to experience operating losses, which would hinder its ability to pay down existing indebtedness, fund future growth and provide returns to stockholders.

In October 2005, Washtenaw terminated its reinsurance agreement. This resulted in $2.0 million of immediately available liquidity. The $2.0 million represented money Washtenaw had earned that was maintained in a trust account in accordance with the agreement. When the agreement was terminated, the funds in the trust account were released.

On November 11, 2005 The Washtenaw Group, Inc. announced it has signed a non-binding Letter of Intent to receive an immediate infusion of $1.5 million from GenStone Financial ("Genstone") in exchange for 6 million newly issued shares of common stock, which, if and when issued would represent 57% of the common shares outstanding, followed by an additional investment of $3.5 million in Convertible Preferred shares, by February 2006. GenStone is a unit of GenStone Acquisition Company LLC, a certified Minority Business Enterprise.

Under the proposed terms of the Letter of Intent, The Washtenaw Group, Inc. will negotiate a management agreement which will eventually cede management control to GenStone. Upon completion of the transaction, a new senior-management team of The Washtenaw Group, Inc, will include a new Chief Executive Officer and President and the existing Board of Directors will be replaced. The parties are in the process of negotiating a definitive agreement. However, there can be no assurances that the infusion of capital will occur or, if it does occur, that such infusion will result in an increase in the revenues of The Washtenaw Group in an amount sufficient to render its mortgage lending and related businesses profitable.

CRITICAL ACCOUNTING POLICIES

The accounting policies that have the greatest impact on the Washtenaw Group's financial condition and results of operations and that require the most judgment relate to its mortgage activities. The Washtenaw Group's accounting policy for gain on sale of loans, mortgage servicing rights ("MSRs"), interest rate risk management activities and litigation and claims and estimate of losses on future loan repurchases have not changed since December 31, 2004. These accounting policies are described more fully in the annual report on Form 10-K for the year ended December 31, 2004.

EARNINGS PERFORMANCE

The Washtenaw Group reported a net loss of $2.5 million for the three months ended September 30, 2005 compared to a net loss of $2.3 million for the three months ended September 30, 2004. Basic and diluted earnings per share was a loss of $0.56 per share compared to earnings of $0.50 per share for the quarter ended September 30, 2005 and 2004 respectively. The Washtenaw Group reported a net loss of $7.2 million for the nine months ended September 30, 2005 compared to a net loss of $5.2 million for the nine months ended September 30, 2004. Basic and diluted earnings per share was a loss of $1.61 per share compared to a loss of $1.17 per share for the nine months ended September 30, 2005 and 2004 respectively.

RESULTS OF OPERATIONS

Loan Production
Loan production was $135.5 million and $212.3 million for the three months ended September 30, 2005 and 2004, respectively. The volume of loans produced for the nine months ended September 30, 2005 totaled $459.4 million as compared to $990 million for the nine months ended September 30, 2004, a decrease of $530.6 million or 54%. The decrease was the result of rising interest rate environment during the nine months ended September 30, 2005 and increased pricing competition.

Noninterest Income
Noninterest income was $381,000 and $4.0 million for the three months ended September 30, 2005 and 2004, respectively. Total noninterest income for the nine months ended September 30, 2005 was $3.3 million, compared to $13.8 million for the nine months ended September 30, 2004, a decrease of $10.5 million or 76%. This decrease was primarily due to an 113% decrease in the gain on sales of mortgage servicing rights and loans. The decrease in gain on sale of MSRs and loans was primarily due to a decrease in the overall new loan origination volume in the first nine months of 2005, reduced profit margins on each new loan origination as a result of the current interest rate environment and the loss incurred on the sale of mortgage servicing rights. Washtenaw incurred a loss on a sale of MSRs of approximately $1.4 million in the quarter ended September 30, 2005. This sale was consummated to generate immediate cash flow for operating purposes. The financial performance of the company impacted the price the company was able to secure in the sales process.

Loan Servicing
At September 30, 2005, Washtenaw serviced $517.5 million of loans compared to $2.5 billion at September 30, 2004, a 79% decrease. This is the result of bulk servicing sales totaling $665 million in the second half of the year ended December 31, 2004 and three additional bulk sales totaling $1.2 billion in the nine months ended September 30, 2005. In addition, Washtenaw is currently retaining a very small amount of servicing rights on current production

At September 30, 2005 and 2004, with the exception of servicing related to loans held for sale in Washtenaw's loan portfolio and servicing sold but not yet delivered, all loan servicing was performed for others. Service fee income, net of amortization was $249,000 and $91,000 for the three months ended and $848,000 and $782,000 for the nine months ended September 30, 2005 and 2004 respectively. Servicing income decreased $1.1 million for the three months ended and $3.2 million for the nine months ended September 30, 2005 due to the decrease in the servicing portfolio.

Noninterest Expense
Noninterest expense was $4.4 million and $7.5 million for the three months ended September 30, 2005 and 2004, respectively. Total noninterest expense for the nine months ended September 30, 2005 was $15.5 million, compared to $22.5 million for the same period in 2004, a decrease of $7.1 million, or 31%. The decrease for the three month period is partially due to the change from a charge to a credit in the MSRs valuation adjustment of $600,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2005 the MSR charge was $284,000 compared to a charge of $941,000 for the nine months ended September 30, 2004. Excluding the MSR valuation adjustment, noninterest expense decreased $2.5 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and decreased $7.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The decrease for the three and nine months ending September 30, 2005 was primarily due to the decrease in employee compensation and benefits expenses, amortization of MSRs and a decrease in the loan loss and provision for loss on loan repurchases and other real estate. The decrease in employee compensation and benefits was the result of a decrease in operations staff due to attrition, a reduction in overtime expense, a 20% reduction in officer compensation and reduced commissions paid due to decreasing volume. The decrease in amortization of MSRs is the result of the decrease in mortgage loan servicing. The decrease in the loss and provision for loss on loan repurchases and other real estate was due to a decrease in repurchase requests. Washtenaw establishes a reserve for repurchases based on mortgage loan production. The reserve is established based on historical repurchase experience and current repurchase requests.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of The Washtenaw Group.

ASSETS

At September 30, 2005, total assets of The Washtenaw Group equaled $42.7 million as compared to $119.3 million at December 31, 2004, a decrease of $76.6 million or 64%. The decrease is primarily due to the decrease in loans held for sale and securities available for sale.

Loans Held for Sale
Loans held for sale were $23.4 million at September 30, 2005 compared to $68.5 million at December 31, 2004. This decrease of $45.1 million or 66% was the result of a decrease in mortgage loan production.

Securities Available for Sale
Securities available for sale were zero at September 30, 2005, compared to $22.2 million at December 31, 2004. During the fourth quarter in 2004, Washtenaw initiated a strategy to hold or buy in the open market variable rate mortgage-backed securities. The securities were primarily obtained in a securitization of loans held for sale in exchange for 100% of the beneficial interests in the form of mortgage backed securities. The securities were pledged as collateral for repurchase agreements used to fund the mortgage-backed securities. Management uses various derivative instruments to hedge the interest rate risks that exist. The risks are due to the duration of the repurchase agreements being different than the related time until the underlying loans in the mortgage-backed securities reach their adjustment date. Due to the increase in the borrowing costs and the flattening of the yield curve, it is no longer beneficial to continue holding securities available for sale. Washtenaw discontinued holding securities available for sale in April 2005.

Mortgage Servicing Rights
MSRs were $4.4 million at September 30, 2005, a decrease of $12.8 million or 74% from $17.2 million at December 31, 2004. This is the result of three bulk servicing sales of $1.2 billion in the nine months ended September 30, 2005. The MSRs asset was decreased by approximately $10.4 million as a result of the sales. In addition, $2.7 million of amortization was recorded for the nine months ended September 30, 2005. This was offset by an increase in the fair value of $284,000 in the remaining MSRs as mortgage interest rates increased. In general, servicing right values tend to decline in a falling interest rate environment and increase in a rising interest rate environment. Management cannot predict future market interest rate levels or the magnitude of future servicing valuation adjustments; however, the potential for further impairment charges exist depending on the mortgage interest rate environment. The MSRs asset also increased due to the retention of a small amount of MSRs on newly originated loans.

In April 2004, Washtenaw began hedging a portion of its mortgage loan servicing portfolio. During the quarter ended September 30, 2005, Washtenaw discontinued hedging its mortgage loan servicing portfolio.

LIABILITIES

At September 30, 2005, the total liabilities of The Washtenaw Group were $34.1 million as compared to $103.3 million at December 31, 2004, a decrease of $69.2 million or 67%. This decrease was primarily due to decreases in repurchase agreements, notes payable, due to bank and other liabilities.

Notes Payable
Notes payable was $17.3 million at September 30, 2005 compared to $59.9 million at December 31, 2004. This decrease of $42.6 million, or 71% was primarily caused by the significant decrease in loan originations during the quarter ended September 30, 2005. The notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market.

GNMA Repurchase Liability
GNMA repurchase liability was $1.6 million at September 30, 2005, compared to $6.5 million at December 31, 2004. This decrease of $4.9 million or 76% was the result of the sale of approximately 90% of all the GNMA MSRs in 2005. The GNMA repurchase liability represents Washtenaw's right, but not an obligation, to repurchase eligible GNMA loans from the securities that Washtenaw services.

Repurchase Agreements
Repurchase agreements were $7.9 million at September 30, 2005 compared to $22.4 million at December 31, 2004. At December 31, 2004, $14.5 million of the repurchase agreements were being used to fund securities available for sale which were subsequently sold.

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

To date The Washtenaw Group has conducted no business other than managing its investments in Washtenaw. The Washtenaw Group's source of funds is dividends paid by Washtenaw. Washtenaw's sources of funds include cash from gains on sales of mortgage loans and servicing, net interest income, servicing fees and borrowings. Washtenaw sells its mortgage loans generally on a monthly basis to generate cash for operations. Washtenaw's uses of cash in the short-term include the funding of mortgage loan purchases and originations and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures. Long-term uses of cash may also include the funding of securitization activities or portfolios of loan or servicing assets.

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase. The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing. The current warehouse line of credit has a limit of $4.0 million and will discontinue funding new loan production effective November 22, 2005; Washtenaw expects to pay off its existing warehouse line of credit by December 15, 2005. Washtenaw has established new warehouse line of credit relationships that will provide a $25.0 million warehouse line of credit. The interest rate on the warehouse line of credit will be the floating Libor rate plus 2.25% resulting in effective rates of approximately 6.25%. Under the new agreement Washtenaw must maintain a minimum net worth of $7.0 million. Washtenaw must also maintain a current ratio of 1.02 to 1. Washtenaw would have met all of these covenants during all time periods reported. Also, as a condition to the new warehouse line of credit, Washtenaw must receive $1.5 million in new capital by November 30, 2005 and an additional $3.5 million by March 31, 2006.

In October 2005, Washtenaw terminated its reinsurance agreement. This resulted in $2.0 million of immediately available liquidity.

Washtenaw is also attempting to manage its liquidity requirements through the prudent use of its cash resources, effective management of working capital and capital expenditures and periodic sales of MSRs.

In addition, on November 11, 2005 The Washtenaw Group announced it signed a non-binding Letter of Intent to receive an immediate infusion of $1.5 million from GenStone in exchange for 6 million newly issued shares of common stock, which, if and when issued, would represent 57% of the common shares outstanding, followed by an additional investment of $3.5 million in Convertible Preferred shares, by February 2006. See "Item 5. Other Information" for additional information regarding this proposed transaction.

Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase. These agreements typically have terms of less than 90 days and are treated as a source of financing. The weighted average interest rate on these agreements to repurchase was 4.65% at September 30, 2005, and 3.15% at December 31, 2004.

Washtenaw's ability to continue to purchase loans and MSRs and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the MSRs in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse credit facility, thereby creating borrowing capacity to fund new purchases and originations. The value of and market for The Washtenaw Group's loans and MSRs are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates, Washtenaw's financial condition and governmental regulations. A significant amount of Washtenaw's loan production in any month is funded during the last several business days of that month.

Washtenaw generally grants commitments to fund mortgage loans for up to 60 days at a specified term and interest rate. The commitments are commonly known as rate-lock commitments. At September 30, 2005 and December 31, 2004, Washtenaw had outstanding rate-lock commitments to lend of $28.0 million and $52.7 million, respectively for mortgage loans. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of September 30, 2005 and December 31, 2004, Washtenaw had outstanding commitments to sell $30.4 million and $64.9 million of mortgage loans, respectively. These commitments will be funded within 90 days.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft. The decision is based on the requirements of the state where the loan is being purchased. When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to the bank. When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan. Outstanding drafts totaled $2.8 million at September 30, 2005 and $6.5 million at December 31, 2004.

Item 3:  Quantitative and Qualitative Disclosure About Market Risk
For a discussion of The Washtenaw Group's asset/liability management policies as well as the potential impact of interest rate changes upon the market value of The Washtenaw Group's portfolio, see The Washtenaw Group's Annual Report to Shareholders on Form 10-K. Management believes that there has been no material change in The Washtenaw Group's asset/liability position or the market value of The Washtenaw Group's portfolio since December 31, 2004.

Item 4:  Controls and Procedures

The Washtenaw Group, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that The Washtenaw Group's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by The Washtenaw Group in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the fiscal quarter that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

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


Part II. Other Information

Item 1.   Legal Proceedings

There have been no other material changes to the pending legal proceedings to which The Washtenaw Group is a party since the filing of the registrant's Form 10-K for the year ended December 31, 2004 or the filing of the registrant's Form 10-Q for the quarterly period ended March 31, 2005. In addition, there have been no material legal proceedings to which The Washtenaw Group is a party instituted since that date. The Washtenaw Mortgage Co. v Chase Manhattan Mortgage Corp., Civil Action No. 04-73451, United States District Court for the Eastern District of Michigan (Southern Division) was settled as described in the March 31, 2005 Form 10-Q. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds None

Item 3.   Defaults Upon Senior Securities
               Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

         None

Item 5.   Other Information

On November 11, 2005 The Washtenaw Group, Inc. announced it has signed a non-binding Letter of Intent to receive an immediate infusion of $1.5 million from GenStone Financial ("Genstone") in exchange for 6 million newly issued shares of common stock, which, if and when issued would represent 57% of the common shares outstanding, followed by an additional investment of $3.5 million in Convertible Preferred shares, by February 2006. GenStone is a unit of GenStone Acquisition Company LLC, a certified Minority Business Enterprise.

Under the proposed terms of the Letter of Intent, The Washtenaw Group, Inc. will negotiate a management agreement which will eventually cede management control to GenStone. Upon completion of the transaction, a new senior-management team of The Washtenaw Group, Inc, will include a new Chief Executive Officer and President and the existing Board of Directors will be replaced. The parties are in the process of negotiating a definitive agreement. However, there can be no assurances that the infusion of capital will occur or, if it does occur, that such infusion will result in an increase in the revenues of The Washtenaw Group in an amount sufficient to render its mortgage lending and related businesses profitable

Additional Information About the Transactions and Where to Find It

The proposed transactions will be submitted to The Washtenaw Group's shareholders for approval. The Washtenaw Group will prepare an information statement and related materials describing the transactions that will be mailed to The Washtenaw Group's shareholders. These information statement materials and other relevant materials, when available, including the definitive agreement, may be obtained free of charge at the Securities and Exchange Commission's website at http://www.sec.gov. In addition, shareholders may obtain free copies of the documents that The Washtenaw Group files with the SEC on The Washtenaw Group's website at www.TheWashtenawGroup.com or by written request directed to:

         Howard Nathan
         The Washtenaw Group, Inc.
         3767 Ranchero Drive
         Ann Arbor, Michigan 48108.

SHAREHOLDERS OF THE WASHTENAW GROUP ARE URGED TO READ THESE MATERIALS AND TO READ THE DEFINITIVE INFORMATION STATEMENT MATERIALS WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN AND WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER AND RELATED ITEMS. Shareholders are urged to read the information statement and other relevant materials before making any voting or investment decisions with respect to the proposed transactions.

The executive officers and directors of The Washtenaw Group have interests in the proposed transactions, some of which differ from, and are in addition to, those of The Washtenaw Group's shareholders generally. In addition, The Washtenaw Group and its executive officers and directors may be participating or may be deemed to be participating in the solicitation of consents from the security holders of The Washtenaw Group in connection with the proposed transactions. Information about the executive officers and directors of The Washtenaw Group, their relationship with The Washtenaw Group and their beneficial ownership of The Washtenaw Group securities will be set forth in the information statement materials filed with the Securities and Exchange Commission. Shareholders may obtain additional information regarding the direct and indirect interests of The Washtenaw Group and its executive officers and directors in the proposed transactions by reading the information statement materials relating to the transactions when they become available.

The discussion of the proposed transaction with GenStone in this quarterly report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties, which include, but are not limited to, risks that the proposed transaction will not be consummated on the terms disclosed in the non-binding Letter of Intent, or at all; risks resulting from the potential adverse effect on The Washtenaw Group's business and operations of the transactions contemplated by the non-binding Letter of Intent; risks resulting from the decreased amount of time and attention that management can devote to The Washtenaw Group's business while also devoting its attention to completing the proposed transaction; risks associated with the increase in operating costs resulting from the additional expenses The Washtenaw Group has incurred and will continue to incur in connection with the proposed transaction; changes in general economic and market conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from Pelican Financial's investments and operations. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


Item 6.   Exhibits and Reports on Form 8-K



              Exhibit Number                   Description
              --------------                   -----------
              2.1                     Plan of Distribution (1)
              3.1                     Articles Incorporation of The Washtenaw Group, Inc. (1)
              3.2                     Bylaws of The Washtenaw Group, Inc. (1)
              4                       Form of Common Stock Certificate of The Washtenaw Group, Inc. (1)
              10.1                    Master Agreement between Federal National  Mortgage  Association and Washtenaw
                                      Mortgage Company dated December 21, 1998 (1)
              10.2                    Transitional  Services  Agreement  between  Pelican  Financial,  Inc.  and The
                                      Washtenaw Group, Inc. (1)
              10.3                    The Washtenaw Group, Inc. Stock Option and Incentive Plan (1)
              10.4                    Second Amended and Restated Warehousing Credit Agreement
              10.5                    Subordinated Promissory Note in Favor of Charles C. Huffman
              10.6                    Subordination  Agreement among Washtenaw Mortgage Company,  Charles C. Huffman and National City Bank
              31.1                    Certification of Principal Executive Officer
              31.2                    Certification of Principal Financial Officer
              32                      Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(1) Incorporated by reference to Exhibit bearing the same number in The Washtenaw Group, Inc.'s Registration Statement on Form 10, filed on September 11, 2004, as amended (Reg. No. 001-31795)

                    The Washtenaw Group, Inc. and Subsidiary
                                   Signatures

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 14, 2005              /s/ Charles C. Huffman
                                      ----------------------
                                        Charles C. Huffman
                                     President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: November 14, 2005                 /s/ Howard M. Nathan
                                        --------------------
                                          Howard M. Nathan
                                Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

Exhibit Index

              Exhibit Number                   Description
              --------------                   -----------

              2.1                     Plan of Distribution (1)
              3.1                     Articles Incorporation of The Washtenaw Group, Inc. (1)
              3.2                     Bylaws of The Washtenaw Group, Inc. (1)
              4                       Form of Common Stock Certificate of The Washtenaw Group, Inc. (1)
              10.1                    Master Agreement between Federal National  Mortgage  Association and Washtenaw
                                      Mortgage Company dated December 21, 1998 (1)
              10.2                    Transitional  Services  Agreement  between  Pelican  Financial,  Inc.  and The
                                      Washtenaw Group, Inc. (1)
              10.3                    The Washtenaw Group, Inc. Stock Option and Incentive Plan (1)
              10.4                    Second Amended and Restated Warehousing Credit Agreement
              10.5                    Subordinated Promissory Note in Favor of Charles C. Huffman
              10.6                    Subordination  Agreement among Washtenaw Mortgage Company,  Charles C. Huffman and National City Bank
              31.1                    Certification of Principal Executive Officer
              31.2                    Certification of Principal Financial Officer
              32                      Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(1) Incorporated by reference to Exhibit bearing the same number in The Washtenaw Group, Inc.'s Registration Statement on Form 10, filed on September 11, 2004, as amended (Reg. No. 001-31795).